Form 10QSB
period 2001-03-31
WALLACE SILVER INC
filed 2001-05-21
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2001


                              WALLACE SILVER, INC.
                              --------------------
                 (Name of Small Business Issuer in its charter)


                Idaho                                  82-0291029
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   13707 East 23rd Court, Spokane, WA                  99216-2801
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number (509) 928-5869

Securities registered under Section 12(g) of the Act:

        Common stock, par value $0.05 per share
--------------------------------------------------------------------------------
                                (Title of class)



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES xx NO
                                                                       ---   ---

The number of outstanding shares of the registrant's common stock at February 25, 2001 was 3,168,066.

                         PART I - FINANCIAL INFORMATION
                                                                            Page

Item 1.           Financial Statements                                        2
Item 2.           Management's Discussion and Analysis                       13

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                          14
Item 2.           Changes in Securities                                      14
Item 3.           Defaults Upon Senior Securities                            14
Item 4.           Submission of Matters to a Vote of Security Holders        14
Item 5.           Other Information                                          14
Item 6.           Exhibits and Reports on Form 8-K                           14

                                     PART I

                                     Item 1.

                              Financial Statements

         The reviewed financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The reviewed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

                              WALLACE SILVER INC.
                         (a development stage company)

                              Financial Statements

                     Quarters Ended March 31, 2001 and 2000
                and Cumulative from Inception (August 26, 1968)
                             through March 31, 2001

                          DAN R. HARMAN, C.P.A., P.S.
                       ACCOUNTING AND BUSINESS CONSULTING
                        818 W. Riverside Ave., Suite 720
                               Spokane, WA 99201
                              Phone (509) 456-6646
                               Fax (509) 838-8209

                     Independent Accountant's Review Report

Board of Directors
Wallace Silver Inc.
Spokane, Washington

I have reviewed the accompanying balance sheet of Wallace Silver Inc. (a development stage company) as of March 31, 2001, and statements of operations, cash flows, and stockholders' equity for the quarters ended March 31, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Wallace Silver, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope that an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $109,368 in cumulative losses since its inception, and has limited working capital at March 31, 2001. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Dan R. Harman
----------------
Dam R. Harman, C.P.A., P.S.

April 30, 2001

                               WALLACE SILVER INC.
                          (a development stage company)
                                  Balance Sheet
                                 March 30, 2001

                                     ASSETS
                                     ------

Current asset, cash and cash equivalents                         $   4,404

Office equipment, at cost less $250 accumulated depreciation            --

Other assets, mining claims and capitalized promotional,
  exploration and development costs (Notes 1 and 2)              $     100
                                                                 ---------

                Total assets                                     $   4,504
                                                                 ---------

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Liabilities:
  Notes payable to stockholders (Note 4)                         $  15,000
  Accrues interest due stockholders (Note 4)                           238
                                                                 ---------

                Total liabilities                                   15,238
                                                                 ---------

Commitments and contingencies (Notes 3 and 5)

Stockholder's Deficit:
  Common stock--$.05 par; 5,000 shares authorized,
    3,168,066 shares issued and outstanding (Note 1)               158,403
  Adjustment for stock sold for less than par value (Note 1)       (59,769)
  Deficit accumulated during the development stage                (109,368)
                                                                 ---------

       Total stockholders' deficit                                 (10,734)
                                                                 ---------

               Total liabilities and stockholders' equity        $   4,504
                                                                 ---------

See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.

                               WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Operations
                     Quarters Ended March 31, 2001 and 2000
                and Cumulative from Inception (August 26, 1968)
                             through March 31, 2001

                                                                Cumulative
                                                                from Inception
                                       Quarter      Quarter     (August 26,
                                       Ended        Ended       1968) through
                                       March 31,    March 31,   March 31, 2001
                                         2001         2000      ("Unaudited")
                                       ---------    ---------   --------------

Revenues:
  Interest                             $      16    $     121      $   5,616
  Other income                                 0            0            595
                                       ---------    ---------      ---------
        Total revenues                        16          121          6,211

Expenses:
  Write down for impairment of long-
   lived assets (Note 2)                       0            0         48,918
  Legal fees                               5,000          243         33,821
  Accounting fees                          5,435        4,687         19,147
  Office expenses                          2,928            0          3,883
  Supplies                                     0            0          2,215
  Licenses and fees                            0           27          1,439
  SEC EDGAR filing fees                    1,204            0          1,204
  Salaries                                     0            0            989
  Insurance                                    0            0            893
  Travel                                       0            0            882
  Rent                                         0            0            500
  Advertising                                  0            0            414
  State taxes                                 10            0            394
  Interest                                   237            0            358
  Depreciation                                 0            0            250
  Miscellaneous                                0            0            107
  Printing                                     0            0             95
  Meals and entertainment                      0            0             70
                                       ---------    ---------      ---------

        Total expenses                    14,814        4,957        115,579
                                       ---------    ---------      ---------

Net income/(loss)                      $ (14,798)   $  (4,836)     $(109,368)
                                       =========    =========      =========

Basic earning/(loss) per share         $    (.00)   $    (.00)     $    (.06)
                                       =========    =========      =========


See accompanying summary of accountant policies, notes to financial statements and independent accountant's review report.


                               WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Cash Flows
                     Quarters Ended March 31, 2001 and 2000
                and Cumulative from Inception (August 26, 1968)
                             through March 31, 2001

                                                                     Cumulative
                                                                     from Inception
                                            Quarter      Quarter     (August 26,
Increase/(Decrease) in Cash                 Ended        Ended       1968) through
                                            March 31,    March 31,   March 31, 2001
                                              2001         2000      ("Unaudited")
                                            ---------    ---------   --------------
Operating activities:
 Net loss                                   $ (14,798)   $  (4,836)    $(109,368)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                    0            0           250
   Write-off of mining properties and
    exploration costs                               0            0        48,918
   Accrued interest due stockholders              238            0           238
                                            ---------    ---------     ---------
Net cash used in operating activities         (14,560)      (4,836)      (59,962)
                                            ---------    ---------     ---------

Investing activities:
 Purchase of capital assets                         0            0       (49,268)
                                            ---------    ---------     ---------

Financing activities:
 Sale of common stock                               0            0        98,634
 Loans from stockholders                       15,000            0        15,000
                                            ---------    ---------     ---------
Net cash provided by financing activities      15,000            0       113,634
                                            ---------    ---------     ---------

Net increase (decrease) in cash and
 cash equivalents                                 440       (4,836)        4,404

Cash and cash equivalents, beginning of
 the period                                     3,964       18,837             0
                                            ---------    ---------     ---------
Cash and cash equivalents, end of the
 period                                     $   4,404    $  14,001     $   4,404
                                            =========    =========     =========

Supplemental cash flow information:
 Cash paid during the period for interest   $       0    $       0     $     121

Noncash investing and financing activity:
 Acquisition of fixed assets using stock    $       0    $       0     $  49,018
 Write-off of impaired assets               $       0    $       0     $ (48,918)




See accompanying summary of accountant policies, notes to financial statements and independent accountant's review report.


                               WALLACE SILVER INC.
                          (a development stage company)
                  Statements of Stockholders' Equity/(Deficit)
               Inception (August 26, 1968) through March 31, 2001

                                                            Adjustment        Deficit accum.   Total
                                   Number of                for stock sold    during the       stockholder's
                                   shares       Common      for less than     development      equity
                                   outstanding  stock       par value         stage            (deficit)
                                   -----------  ---------   --------------    -------------    -------------
Inception (August 26, 1968)
through December 31, 1998:
Stock issued for mineral rights
at $.05 per share (Note 1)            192,559   $   9,627     $    --           $    --          $   9,627

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for cash, legal
fees, and other expenses            1,075,507      53,776       (15,769)             --             38,007

December 8, 1987: Stock
issued to the City of Wallace,
Idaho for mining lease at $.05
per share (Note 1)                    100,000       5,000          --                --              5,000

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for promotional,
exploration and development
costs                                 700,000      35,000          --                --             35,000

Cumulative losses from
inception (August 26, 1968)
through December 31, 1997                --          --            --             (77,966)         (77,966)
                                    ---------   ---------     ---------         ---------        ---------

Balances at December 31,
  1998 ("Unaudited")                2,068,066     103,403       (15,769)          (77,966)           9,668

November 4, 1999 - Stock
issued for cash at $.01 per share   1,100,000      55,000       (44,000)             --             11,000

Net loss for the year ended
December 31, 1999                        --          --            --              (1,730)          (1,730)
                                    ---------   ---------     ---------         ---------        ---------

Balances at December
  31, 1999                          3,168,066     158,403       (59,769)          (79,696)          18,938

Net loss for the year ended
December 31, 2000                        --          --            --             (14,847)         (14,874)
                                    ---------   ---------     ---------         ---------        ---------

Balances at December
  31, 2000                          3,168,066     158,403       (59,769)          (94,570)           4,064

Net loss for the quarter
ended March 31, 2001                     --          --            --             (14,798)         (14,798)
                                    ---------   ---------     ---------         ---------        ---------

Balances at March 31, 2001          3,168,066   $ 158,403     $ (59,769)        $(109,368)       $ (10,734)
                                    =========   =========     =========         =========        =========



See accompanying summary of accountant policies, notes to financial statements and independent accountant's review report.

                               WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                     Quarters Ended March 31, 2001 and 2000
                and Cumulative from Inception (August 26, 1968)
                             through March 31, 2001

The Company as a Development Stage Company:
-------------------------------------------
Wallace Silver Inc. ("the Company") was incorporated according to the laws of the State of Idaho on August 26, 1968. The Company, currently located in Spokane, Washington, was originally incorporated for the primary purpose of acquiring and holding the ownership of subsurface mineral rights and the right to extract and mine ores and minerals beneath the surface of the incorporated City of Wallace in Shoshone County, Idaho, and underneath adjoining or adjacent parcels of land in either public or private ownership.

Throughout its history, the Company's activities have been limited to promotional, exploration, development and capital raising activities. No actual operations have taken place. The Company is, therefore, a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

Cash Equivalents
----------------
For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Equipment:
----------
The Company's only equipment is office furniture, which is fully depreciated as of March 31, 2001.

Carrying Value of Other Assets:
-------------------------------
In accordance with SFAS No. 121, costs associated with the acquisition of mining claims and related promotional, exploration and development activities were deemed to have been permanently impaired and nonrecoverable prior to January 1, 1998, and have therefore been written off as of December 31, 1997.

Comprehensive Income:
---------------------
The Company has no items of comprehensive income other than those reported on the statement of operations.

Taxes
-----

The Company has no income tax liability or expense for any year from inception (August 26, 1968) through March 31, 2001 due to tax losses generated or carried forward from prior years. As of December 31, 2000, the Company has tax net operating loss carryforwards aggregating $78,495, which expire through the year 2020. A valuation allowance has been recorded for the full value of the deferred tax asset for loss carryforwards since realization in future years is uncertain. The valuation allowance increased by $713 in 2000 due to the net loss of $14,874 for the year, less $14,161 in expiring loss carryforwards.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


See accompanying independent accountant's review report and notes to financial statements.

                               WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                     Quarters Ended March 31, 2001 and 2000
                and Cumulative from Inception (August 26, 1968)
                             through March 31, 2001


Earning/(Loss) Per Share
------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted Eps of the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period presented, which aggregated 3,168,066 for the quarters ended March 31, 2001 and 2000, and 1,832,327 for the cumulative period from inception (August 26, 1968) through March 31, 2001. The Company did not present Diluted EPS, since the result was either immaterial or anti-dilutive.










See accompanying independent accountant's review report and notes to financial statements.

                               WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                     Quarters Ended March 31, 2001 and 2000
                and Cumulative from Inception (August 26, 1968)
                             through March 31, 2001


Note 1 - Transactions with Stockholders:
----------------------------------------

In 1969 and again in 1984 the Company made offerings of its common stock pursuant to the Regulation A exemption to the Registration requirements of the Securities Act of 1933. During 1968-1987 the Company acquired ownership of subsurface mineral rights from property owners within the Wallace, Idaho city limits and surrounding area, and from the City of Wallace, Idaho, through the issuance of 292,559 shares of common stock on the basis of one share of stock for each 25 square feet of property owned, at a price of $.05 per share, for total costs of $14,628.

In addition to the issuance of stock for subsurface mineral rights the Company gave the landowners options to acquire additional shares for $.05 per share. During the period from inception (August 26, 1968) through December 31, 1998, 1,775,507 shares of common stock were issued for cash, promotional, exploration, development, legal and other expenses totaling $73,006.


Note 2 - Impairment of Long-lived Assets:
-----------------------------------------

Costs associated with the acquisition of mining claims and related promotional, exploration and development activities, which aggregated $49,018, were deemed to have been permanently impaired and nonrecoverable prior to January 1, 1998, and have therefore been written off as of December 31, 1997, except for a minimal carrying amount of $100 relating to the acquisition costs of the mining claims.


Note 3 - Commitment and Contingency:
------------------------------------

In order to acquire the mineral rights on property owned by the City of Wallace, Idaho, on December 8, 1987, the Company issued 100,000 shares of common stock to the City of Wallace in exchange for a 25-year mining lease which granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property within the exterior geographical boundaries of the City of Wallace, Idaho. This lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and develop the property, taking into account economic conditions existing and the condition of the mining industry in general, including the market price of precious metal. In addition to the stock which was issued, the City of Wallace retained a 30% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development, or rights of access for any of the property. As of March 31, 2001, no such payments had been made or were owed in connection with this agreement.






See accompanying  independent  accountant's review report.

                               WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                     Quarters Ended March 31, 2001 and 2000
                and Cumulative from Inception (August 26, 1968)
                             through March 31, 2001


Note 4 - Related Loans
----------------------

On January 5, 2001, the Company borrowed $10,000 from two related parties to finance the continued efforts to make the Company a fully-reporting SEC entity. Both individuals are stockholders, and one is also an officer and director of the Company. The borrowings are unsecured, due on demand, and bear interest at 8% per annum. On February 12, 2001, the Company borrowed an additional $5,000 from the same two related parties on the same terms.


Note 5 - Going Concern
----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $109,368 in cumulative losses since its inception, and has limited working capital at March 31, 2001. These factors raise substantial doubt about its ability to continue as a going concern. During the quarter ended March 31, 2001 management loaned $15,000 to the Company to fund costs related to bringing the Company into full SEC-reporting status. As additional funds are needed to finance the Company, management will sell additional shares of stock, loan money to the Company, or arrange for borrowings. If management is unable to accomplish their objectives within a reasonable timetable, or runs out of funds, the Company will remain nonoperational until funds are again available to move it forward. In any event, management will not allow the Company to fall into arrears with regard to its Idaho state corporate charter.

                                     Item 2.

                      Management's Discussion and Analysis

General

         Since incorporation, the Company's only business activity has been organizational matters and acquiring interests in subsurface mineral rights. The Company filed its Form 10-SB on January 22, 2001. The Company has limited working capital as of March 31, 2001. During the quarter ending March 31, 2001 management loaned $15,000.00 to the Company to fund costs related to bringing the Company into full SEC reporting status. The Company feels it has in hand sufficient funds to conduct its business activities planned for the next twelve months.

Plan of Operation

         As a development stage Company, Wallace Silver, Inc. has been operationally inactive for the past 15 years. Current business plans include conducting an assessment of assets available to 1) find a business partner to explore and possibly operate the properties of the Company, and 2) analyze the properties immediately adjacent to Wallace Silver, Inc.'s with an eye to a business alliance to explore our joint property potentials.

         The Company does not plan to hire any employees over the next twelve months.

Analysis of Financial Condition and Results of Operations

         There were no operations conducted during the past two fiscal years. The only changes in the company finances were the funds expended to 1) audit the company books, and 2) retain counsel to assist in the preparation and submission of Form 10-SB.

         If the company were to conduct exploration or other operations within the next two years, such activity would be funded by:

o Financing obtained through a joint venture with a major operator already conducting operations in the area;

o        Sale of securities to the general public;

o        Private placement of securities;

o        Arrange for borrowing;

o Loans which one of the directors and a shareholder have indicated a willingness to make.

                                     PART II

                                     Item 1.

                                Legal Proceedings

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                     Item 2.

                              Changes in Securities

Neither the rights of the registrant's security holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. There have been no sales of equity securities of the registrant for the period covered by this report.

                                     Item 3.

                         Defaults Upon Senior Securities

The registrant has no outstanding senior securities.

                                     Item 4.

               Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the registrant's security holders during the period covered by this report.

                                     Item 5.

                                Other Information

None.

                                     Item 6.

                        Exhibits and Reports on Form 8-K

Exhibits

Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 WALLACE SILVER, INC.

Date:    May 17, 2001                            By: /S/ Lewis R.  Higgins
                                                    ----------------------------
                                                    Lewis R.  Higgins, President