Form 10QSB
period 2001-06-30
WALLACE SILVER INC
filed 2001-08-22
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(4) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2001

                              WALLACE SILVER, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Idaho                                        82-0291029
--------------------------------------------------------------------------------
(Suite or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

13707 East 231(degree)Court, Spokane, WA                    99216-2801
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 1 3 or 15(4) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES xx  NO
   ----   ----

The number of outstanding shares of the registrant's common stock at June 30, 2001 was 3,168,066.

                         PART I - FINANCIAL INFORMATION
                                                                         Page

 Item 1.       Financial Statements                                        2
 Item 2.       Management's Discussion and Analysis                       13

                           PART II - OTHER INFORMATION
 Item 1.       Legal Proceedings                                          13
 Item 2.       Changes in Securities                                      14
 Item 3.       Defaults Upon Senior Securities                            14
 Item 4.       Submission of Matters to a Vote of Security Holders        14
 Item 5.       Other Information                                          14
 Item 6.       Exhibits and Reports on Form 8-K                           14

                                     PART I

                                     Item 1.

                              Financial Statements

         The reviewed financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The reviewed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 3 10(b) of Regulation S-B. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2.001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

                               WALLACE SILVER INC.
                          (a development stage company)

                              Financial Statements

                 Six-Month Periods Ended June 30, 2001 and 2000
                 and Cumulative from Inception (August 26,1968)
                              trough June 30, 2001

                     Independent Accountant's Review Report

Board of Directors
Wallace Silver Inc.
Spokane, Washington

I have reviewed the accompanying balance sheets of Wallace Silver Inc. (a development stage company) as of June 30, 2001, and the statements of loss, cash flows, and stockholders' equity for the six-month periods ended June 30, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Wallace Silver, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a ,going concern. The Company is a development stage enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $115,065 in cumulative losses since its inception, and has limited working capital at June 30, 2001. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



 /s/  Dan R. Harman
----------------------------
Dan R. Harman, C.P.A., P.S.
Spokane, Washington

July 20, 2001

                               WALLACE SILVER INC.
                          (a development stage company)
                                  Balance Sheet
                                  June 30, 2001



                                     Assets
                                     ------

Current asset, cash and cash equivalents                      $   1,032

Office equipment, at cost less $250 accumulated depreciation       --

Other assets, mining claims and capitalized promotional,
 exploration and development costs (Notes 1 and 2)                  100
                                                              ---------
        Total assets                                          $   1,132
                                                              =========



                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Liabilities:
 Notes payable to stockholders (Note 4)                       $  17,000
 Accrued interest due stockholders (Note 4)                         563
                                                              ---------

        Total liabilities                                        17,563
                                                              ---------

Commitments and contingencies (Notes 3 and 5)

Stockholders' Deficit:
 Common stock -- $.05 par; 5,000,000 shares authorized,
  3,168,066 shares issued and outstanding (Note 1)              158,403
 Adjustment for stock sold for less than par value (Note 1)     (59,769)
 Deficit accumulated during the development stage              (115,065)
                                                              ---------

  Total stockholders' deficit                                   (16,431)
                                                              ---------

        Total liabilities and stockholders' equity            $   1,132
                                                              =========



See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.

                              WALLACE SILVER. INC.
                          (a development stage company)
                               Statements of Loss

                                                                 Cumulative
                                       Six-Month    Six-Month    from Inception
                                       Period       Period       (August 26,
                                       Ended        Ended        1968) through
                                       June 30,     June 30,     June 30, 2001
                                         2001         2000       ("Unaudited")
                                       ---------    ---------    --------------
Revenues:
   Interest                            $      22    $     226    $   5,621
   Other income                                0            0          595
                                       ---------    ---------    ---------
         Total revenues                       22          226        6,216
                                       ---------    ---------    ---------
Expenses:
   Write down for impairment of long
       lived assets (Note 2)                   0            0       48,918
   Legal fees                              8,708          243       37,529
   Accounting fees                         6,655        5,162       20,367
   Office expenses                         2,928          149        3,883
   Licenses and fees                       1,653           27        3,092
   Supplies                                    0            0        2,215
   Salaries                                    0            0          989
   Insurance                                   0            0          893
   Travel                                      0            0          882
   Interest                                  563            0          683
   Rent                                        0            0          500
   Advertising                                 0            0          414
   State taxes                                10            0          394
   Depreciation                                0            0          250
   Miscellaneous                               0            0          107
   Printing                                    0            0           95
   Meals and entertainment                     0            0           70
                                       ---------    ---------    ---------

          Total expenses                  20,517        5,581      121,281
                                       ---------    ---------    ---------

Net income/(loss)                      $ (20,495)   $  (5,355)   $(115,065)
                                       =========    =========    =========


Basic earnings/(loss) per share        $    (.O1)   $    (.00)   $    (.06)
                                       =========    =========    =========

See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                               WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Cash Flows


                                                                      Cumulative
                                            Six-Month    Six-Month    from Inception
                                            Period       Period       (August 26,
                                            Ended        Ended        1968) through
                                            June 30,     June 30,     June 30, 2001
                                              2001         2000       ("Unaudited")
                                            ---------    ---------    --------------
Operating activities:
  Net loss                                  $ (20,495)   $  (5,355)   $(115,065)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                   0            0          250
    Write-off of mining properties and
     exploration costs                              0            0       48,918
    Accrued interest due stockholders             563            0          563
                                            ---------    ---------    ---------
Net cash used in operating activities         (19,932)      (5,355)     (65,334)
                                            ---------    ---------    ---------


Investing activities:
 Purchases of capital assets                        0            0       49,268
                                            ---------    ---------    ---------

Financing activities:
 Sale of common stock                               0            0       98,634
 Loans from stockholders                       17,000            0       17,000
                                            ---------    ---------    ---------
Net cash provided by financing activities      17,000            0      115,634
                                            ---------    ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                              (2,932)      (5,355)       1,032


Cash and cash equivalents, beginning of
 the period                                     3,964       18,838            0
                                            ---------    ---------    ---------

Cash and cash equivalents, end of the
 period                                     $   1,032    $  13,483    $   1,032
                                            =========    =========    =========

Supplemental cash flow information:
 Cash paid during the period for interest   $       0    $       0    $     121

Noncash investing and financing activity:
 Acquisition of fixed assets using stock    $       0    $       0    $  49,018
 Write-off of impaired assets               $       0    $       0    $ (48,918)




See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                               WALLACE SILVER INC.
                          (a development stage company)
                   Statement of Stockholders' Equity/(Deficit)
                Inception (August 26, 1968) through June 30, 2001


                                                             Adjustment       Deficit accum.   Total
                                   Number of                 for stock sold   during the       stockholder's
                                   shares        Common      for less than    development      equity
                                   outstanding   stock       par value        stage            (deficit)
                                   -----------   ---------   --------------   --------------   -------------
Inception (August 26, 1968)
through December 31, 1998:
Stock issued for mineral rights
at $.05 per share (Note 1)            192,559    $   9,627      $    --          $    --         $   9,627

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for cash, legal
fees, and other expenses            1,075,507       53,776        (15,769)            --            38,007

December 8, 1987: Stock
issued to the City of Wallace,
Idaho for mining lease at $.05
per share (Note 1)                    100,000        5,000           --               --             5,000

Inception (August 26, 1968)
through December 31, 1998;
Stock issued for promotional,
exploration and development
costs                                 700,000       35,000           --               --            35,000

Cumulative losses from
inception (August 26, 1968)
through December 31, 1997                --           --             --            (77,966)        (77,966)
                                    ---------    ---------      ---------        ---------       ---------

Balances at December 31,
  1998 ("Unaudited")                2,068,066      103,403        (15,769)         (77,966)          9,668

November 4, 1999 -Stock
issued for cash at $.01 per share   1,100,000       55,000        (44,000)            --            11,000

Net loss for the year ended
December 31, 1999                        --           --             --             (1,730)         (1,730)
                                    ---------    ---------      ---------        ---------       ---------
Balances at December
  31, 1999                          3,168,066      158,403        (59,769)         (79,696)         18,938

Net loss for the year ended
December 31, 2000                        --           --             --            (14,874)        (14,874)
                                    ---------    ---------      ---------        ---------       ---------
Balances at December
  31, 2000                          3,168,066      158,403        (59,769)         (94,570)          4,064

Net loss for the six-month
period ended June 30, 2001               --           --             --            (20,495)        (20,495)
                                    ---------    ---------      ---------        ---------       ---------

Balances at March 31, 2001          3,168,066    $ 158,403      $ (59,769)       $(115,065)      $ (16,431)
                                    =========    =========      =========        =========       =========




See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.

                               WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                 Six-Month Periods Ended June 30, 2001 and 2000
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2001


The Company as a Development Stage Company:
-------------------------------------------
Wallace Silver Inc. ("the Company") was incorporated according to the laws of the State of Idaho on August 26, 1.968. The Company, currently located in Spokane, Washington, was originally incorporated for the primary purpose of acquiring anal holding the ownership of subsurface mineral rights and the right to extract and mine ores and minerals beneath the surface of the incorporated City of Wallace in Shoshone County, Idaho, and underneath adjoining or adjacent parcels of land in either public or private ownership.

Throughout its history, the Company's activities have been limited to promotional, exploration, development and capital raising activities. No actual operations have taken place. The Company is, therefore, a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

Cash Equivalents
----------------
For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be. cash equivalents.

Equipment:
----------
The Company's only equipment is office furniture, which is fully depreciated as of March 31, 2001.

Carrying Value of Other Assets:
-------------------------------

In accordance with SEAS No. 121, costs associated with the acquisition of mining claims and related promotional, exploration and development activities were deemed to have been permanently impaired and nonrecoverable prior to January 1, 1998, and have therefore been written off as of December 31, 1997.

Comprehensive Income:
---------------------
The Company has no items of comprehensive income other than those reported on the statement of operations.

Taxes
-----
The Company has no income tax liability or expense for any year froze inception (August 26, 1968) through March 31, 2001 due to tax losses generated or carried forward from prior years. As of December 31, 2000, the Company has tax net operating loss carryforwards aggregating $78,495, which expire through the year 2020. A valuation allowance has been recorded for the full value of the deferred tax asset for loss carryforwards since realization in future years is uncertain. The valuation allowance increased by $71.3 in 2000 due to the net loss of $14,874 for the year, less $14,161 in expiring loss carryforwards.

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

                               WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                 Six-Month Periods Ended June 30, 2001 and 2000
                 and Cumulative from Inception (august 26, 1968)
                              through June 30, 2001


Earnings/(Loss) Per Share
-------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS of the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period presented, which aggregated 3,168,066 for the quarters ended June 30, 2001 and 2000, and 1,835,512 for the cumulative period from inception (August 26, 1968) through June 30, 2001, The Company did not present Diluted EPS, since the result was either immaterial or anti-dilutive.








See accompanying independent accountant's review report and notes to financial statements.

                               WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                 Six-Month Periods Ended June 30, 2001 and 2000
                 and Cumulative from Inception (August 26,1968)
                              through June 30, 2001


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

On November 4, 1999, 1,100,000 shares of common stock were sold to three individuals for $11,000 cash ($.01 per share). Two of these three persons are now members of the Board of Directors, one of which serves as the President and Chairman of the Board of the Company.

Note 2 - Impairment of Long-lived Assets:
-----------------------------------------

Costs associated with the acquisition of mining claims and related promotional, exploration and development activities, which aggregated $49,018, were. deemed to have been permanently impaired and nonrecoverable prior to January 1, 1998, and have therefore been written off as of December 31, 1997, except for a minimal carrying amount of $100 relating to the acquisition costs of the mining claims. Note 3 - Commitment and Contingency:

In order to acquire the mineral rights on property owned by the City of Wallace, Idaho, on December 8, 1987, the Company issued 100,000 shares of common stock to the City of Wallace in exchange for a 25 year mining lease which granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property within the exterior geographical boundaries of the City of Wallace, Idaho. This lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and. develop the property, taking into account economic conditions existing and the condition of the mining industry in general, including the. market price of precious metals. In addition to the stock which was issued, the City of Wallace retained a 30% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development, or rights of access for any of the property. As of June 30, 2.001, no such payments had been made or were owed in connection with this agreement.




See accompanying independent accountant's review report.

                               WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                 Six-Month Periods Ended June 30, 2001 and 2000
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2001

Note 4 - Related Party Loans
----------------------------

On January 5, 2001, the Company borrowed $10,000 from two related parties to finance the continued efforts to make the Company a fully-reporting SEC entity. Both individuals arc: stockholders, and one is also an officer and director of the Company. The borrowings are unsecured, due on demand, and bear interest at 8% per annum. On February 12, 2001, the Company borrowed an additional $5,000 from the same two related parties on the same terms. On May 3, 2.001, the Company borrowed an additional $2,000 from the same two related parties on the same terms.

Note 5 - Going Concern
----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has newer shown profits from operations, has $115,065 in cumulative losses since its inception, and has limited working capital at .tune 30, 2001. These factors raise substantial doubt about its ability to continue as a going concern. During the six-month period ended June 30, 2001 management loaned $17,000 to the Company to fund costs related to bringing the Company into full SEC-reporting status. As additional funds are needed to finance the Company, management will sell additional shares of stock, loan money to the Company, or arrange for borrowings. If management is unable to accomplish their objectives within a reasonable timetable, or runs out of funds, the Company will remain nonoperational until funds are again available to move it forward. In any event, management will not allow the Company to fall into arrears with regard to its Idaho state corporate charter.









See accompanying independent accountant's review report.

                                     Item 2.

                      Management's Discussion and Analysis

General

         Since incorporation, the Company's only business activity has been organizational matters and acquiring interests in subsurface mineral rights. The Company filed its Form 10-SB on January 22, 2001 and its First Quarter Form 10-QSB on May 21, 2001. The Company has limited working capital as of June 30, 2001. During the quarter ending June 30, 2001 management loaned $2,000.00 to the Company to fund costs related to continued efforts to make the Company a fully reporting SEC entity. The Company feels it has in hand sufficient funds to conduct its business activities planned for the next twelve months.

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

Exhibit 27.0    Financial data Schedule

Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           WALLACE SILVER, INC,

Date: August 20, 2001                      By: /s/ Lewis R. Higgins
                                              ---------------------------------
                                              Lewis R. Higgins, President