Form 10QSB
period 2001-09-30
WALLACE SILVER INC
filed 2001-11-13
CIK 104375

UNITED STATES
                       SECURITIES ANT) EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the Quarterly period eluded September 30, 2001


                               WALLACE SILVER INC,
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


             Idaho                                        82-0291029
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No)
 incorporation or organization)


  13707 East 23"1t Court, Spokane, WA                    99216-2801
--------------------------------------------------------------------------------
(Adress of principal executive offices)                  (Zip Code)

Issuer's telephone number (509) 928-5869

Securities registered under Section 12(g) of the Act:

  Common stock, par value $0.05 per share
--------------------------------------------------------------------------------
                                   (Title of class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO
                                                                      ---    ---

The number of outstanding shares of the registrant's common stock at September 30, 2001 was 3,168,066.

                         PART I - FINANCIAL INFORMATION
                                                                            Page

Item 1.    Financial Statements                                                2
Item 2.    Management's Discussion and Analysis                               14

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  14
Item 2.    Changes in Securities                                              15
Item 3.    Defaults Upon Senior Securities                                    15
Item 4.    Submission of Matters to a Vote of Security Holders                15
Item S.    Other Information                                                  15
Item 6.    Exhibits and Reports on Form 8-K                                   15

                                     PART I

                                     Item 1.

                              Financial Statements

     The reviewed financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S - 1. The reviewed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to form IO-QSB and Item 310(b) of Regulation S-B. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

                               WALLACE SILVER INC.
                          (a development stage company)

                              Financial Statements

              Nine-Month Periods Ended September 30, 2001 and 2000
                and Cumulative from Inception (August 26, 1968)
                           through September 30, 2001

                               WALLACE SILVER INC.
                          (a development stage company)
              Nine-Month Periods Ended September 30, 2001 and 2000
                 and Cumulative from Inception (August 26, 1968)
                           through September 30, 2001

                                    Contents





Independent Accountant's Review Report                                       5
Financial Statements:
        Balance Sheet                                                        6
        Statements of Loss                                                   7
        Statements of Cash Flows                                             8
        Statements of Stockholders' Equity                                   9
        Summary of Accounting Policies                                   10-11
        Notes to Financial Statements                                    12-13

                     Independent Accountant's Review Report


Board of Directors
Wallace Silver Inc.
Spokane, Washington

I have reviewed the accompanying balance sheets of Wallace Silver Inc. (a development stage company) as of September 30, 2001, and the statements of loss, cash flows, and stockholders' equity for the nine-month periods ended September 30, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Wallace Silver, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989, The Company has never shown profits from operations, has $1.17,782 in cumulative losses since its inception, and has limited working capital at September 30, 2001. These factors raise: substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note
5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Dan R. Harman, C.P.A., P.S.
-------------------------------
Dan R. Harman, C.P.A., P.S.
Spolcane, Washington

October 9, 2001

                               WALLACE SILVER INC.
                          (a development stage company)
                                  Balance Sheet
                               September 30, 2001


                                     Assets
                                     ------

Current asset, cash and cash equivalents                       $     682

Office equipment, at cost less $250 accumulated depreciation        --

Other assets, mining claims and capitalized promotional,
  exploration and development costs (Notes 1 and 2)                  100
                                                               ---------

          Total assets                                         $     782
                                                               =========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------


Liabilities:
  Notes payable to stockholders (Note 4)                       $  19,000
  Accrued interest due stockholders (Note 4)                         930
                                                               ---------

          Total liabilities                                       19,930
                                                               ---------

Commitments and contingencies (Notes 3 and 5)

Stockholders' Deficit:
  Common stock -- $.05 par; 5,000,000 shares authorized,
    3,168,066 shares issued and outstanding (Note 1)             158,403
  Adjustment for stock sold for less than par value (Note 1)     (59,769)
Deficit accumulated during the development stage                (117,782)
                                                               ---------
    Total stockholders' deficit                                  (19,148)
                                                               ---------

          Total liabilities and stockholders' equity           $     782
                                                               =========





See accompanying summary of accounting polities, notes lo financial statements and independent accountant 's review report.

                               WALLACE SILVER INC.
                         (a development stage company)
                               Statements of Loss


                                                                 Cumulative
                                       Nine-Month   Nine-Month   from Inception
                                       Period       Period       (August 26,
                                       Ended        Ended        1968) through
                                       Sept. 30,    Sept. 30,    Sept. 30, 2001
                                         2001         2000       ("Unaudited")
                                       ---------    ---------    --------------
Revenues:
  Interest                             $      24    $     312      $   5,623
  Other income                                 0            0            595
                                       ---------    ---------      ---------
       Total revenues                         24          312          6,218
                                       ---------    ---------      ---------

Expenses:
  Write down for impairment of long-
    lived assets (Note 2)                      0            0         48,918
  Legal fees                               9,068        5,243         37,889
  Accounting fees                          7,655        8,956         21,367
  Office expenses                          2,954          149          3,909
  Licenses and fees                        2,519           72          3,958
  Supplies                                     0            0          2,215
  Salaries                                     0            0            989
  Insurance                                    0            0            893
  Travel                                       0            0            882
  Interest                                   930            0          1,050
  Rent                                         0            0            500
  Advertising                                100            0            514
  State taxes                                 10            0            394
  Depreciation                                 0            0            250
  Miscellaneous                                0            0            107
  Printing                                     0            0             95
  Meals and entertainment                      0            0             70
                                       ---------    ---------      ---------

       Total expenses                     23,236       14,420        124,000
                                       ---------    ---------      ---------

Net income / (loss)                    $ (23,212)   $ (14,108)     $(117,782)
                                       =========    =========      =========


Basic earnings / (loss) per share      $    (.01)   $    (.00)     $    (.06)
                                       =========    =========      =========




See accompanying summary of accounting policies, notes to financial statements arid independent accountant s review report.


                               WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Gash Flows

                                                                       Cumulative
                                             Nine-Month   Nine-Month   from Inception
                                             Period       Period       (August 26,
Increase / (Decrease) in Cash                Ended        Ended        1968) through
                                             Sept. 30,    Sept. 30,    Sept. 30, 2001
                                               2001         2000       ("Unaudited")
                                             ---------    ---------    --------------
Operating activities:
  Net loss                                   $ (23,212)   $ (14,108)   $(117,782)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                  0            0          250
      Write-off of mining properties and
        exploration costs                            0            0       48,918
      Accrued interest due stockholders            930            0          930
                                             ---------    ---------    ---------
Net cash used in operating activities          (22,282)     (14,108)     (67,684)
                                             ---------    ---------    ---------


Investing activities:
  Purchases of capital assets                        0            0      (49,268)
                                             ---------    ---------    ---------

Financing activities:
  Sale of common stock                               0            0       98,634
  Loans from stockholders                       19,000            0       19,000
                                             ---------    ---------    ---------
Net cash provided by financing activities       19,000            0      117,634
                                             ---------    ---------    ---------

Net increase (decrease) in cash and
  cash equivalents                              (3,282)     (14,108)         682

Cash and cash equivalents, beginning of
 the period                                      3,964       18,838            0
                                             ---------    ---------    ---------

Cash and cash equivalents, end of the
  period                                     $     682    $   4,730    $     682
                                             =========    =========    =========


Supplemental cash flow information:
  Cash paid during the period for interest   $       0    $       0    $     121

Noncash investing and financing activity:
  Acquisition of fixed assets using stock    $       0    $       0    $  49,018
  Write-off of impaired assets               $       0    $       0    $ (48,918)







See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                               WALLACE SILVER INC.
                           development stage company)
                  Statement of Stockholders' Equity / (Deficit)
             Inception (August 26, 1968) through September 30, 2001


                                                                Adjustment       Deficit accum.   Total
                                    Number of                   for stock sold   during the       stockholder's
                                    shares        Common        for less than    development      equity
                                    outstanding   stock         par value        stage            (deficit)
                                    -----------   -----------   --------------   --------------   -------------
Inception (August 26, 1968)
through December 31, 1998:
Stock issued for mineral rights
at $,05 per share (Note 1)              192,559   $     9,627   $      --        $      --        $     9,627

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for cash , legal
fees, and other expenses              1,075,507        53,776       (15,769)            --             38,007

December 8, 1987: Stock
issued to the City of Wallace,
Idaho for mining lease at $.05
per share (Note 1)                      100,000         5,000          --               --              5,000

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for promotional,
exploration and development
costs                                   700,000        35,000          --               --             35,000

Cumulative losses from
inception (August 26, 1968)
through December 31, 1997                  --            --            --            (77,966)         (77,966)
                                    -----------   -----------   -----------      -----------      -----------
Balances at December 31,
  1998 ("Unaudited")                  2,068,066       103,403       (15,769)         (77,966)           9,668

November 4, 1999 -Stock
issued for cash at $,0l per share     1,100,000        55,000       (44,000)            --             11,000

Net loss for the year ended
 December 31, 1999                         --            --            --             (1,730)          (1,730)
                                    -----------   -----------   -----------      -----------      -----------

Balances at December
  31, 1999                            3,168,066       158,403       (59,769)         (79,696)          18,938

Net loss for the year ended
December 31, 2000                          --            --            --            (14,874)         (14,874)
                                    -----------   -----------   -----------      -----------      -----------

Balances at December
  31, 2000                            3,168,066       158,403       (59,769)         (94,570)           4,064

Net loss for the nine-month
period ended September 30, 2001            --            --            --            (23,212)         (23,212)
                                    -----------   -----------   -----------      -----------      -----------

Balances at September 30, 2001        3,168,066   $   158,403   $   (59,769)     $  (117,782)     $   (19,148)
                                    ===========   ===========   ===========      ===========      ===========






See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.

                               WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
              Nine-Month Periods Ended September 30, 2001 and 2000
                 and Cumulative from Inception (August 26,1968)
                           through September 30, 2001

The Company as a Development Stage Company:
-------------------------------------------
Wallace Silver Inc. ("the Company") was incorporated according to the laws of the State of Idaho on August 26, 1968. The Company, currently located in Spokane, Washington, was originally incorporated for the primary purpose of acquiring and holding the ownership of subsurface mineral rights and the. right to extract and mine ores and minerals beneath the surface of the incorporated City of Wallace in Shoshonc County, Idaho, and underneath adjoining or adjacent parcels of land in either public or private ownership.

Throughout its history, the Company's activities have been limited to promotional, exploration, development and capital raising activities. No actual operations have taken place. The Company is, therefore, a development stage, company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

Cash Equivalents
----------------
For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Equipment:
----------
The Company's only equipment is office furniture, which is fully depreciated as of September 30, 2001.

Carrying Value of Other Assets:
-------------------------------
In accordance with SEAS No. 121, costs associated with the acquisition of mining claims and related promotional, exploration and development activities were deemed to have been permanently impaired and nonrecoverable prior to January 1, 1998, and were therefore written off as of December 31, 1997.

Comprehensive Income:
---------------------
The Company has no items of comprehensive income other than those reported on the statement of operations.

Taxes
-----
The Company has no income tax liability or expense for any year from inception (August 26, 1968) through September 30, 2001 due to tax losses generated or carried forward from prior years, As of December 31, 2400, the Company has tax net operating loss carryforwards aggregating $78,495, which expire through the year 2020. A valuation allowance has been recorded for the full value of the deferred tax asset for loss carryforwards since realization in future years is uncertain. Tie valuation allowance increased by $713 in 2000 due to the net loss of $14,874 for the year, less $14,161 in expiring loss carryforwards.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (he reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




See accompanying independent accountant's review report and notes to financial statements.

                               WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
              Nine-Month Periods Ended September 30, 2001 arid 2000
                 and Cumulative from Inception (August 26, 1968)
                           through September 30, 2001


Earnings / (Loss) Per Share
---------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic FPS and Diluted EPS of the face of the income statement for entities with complex capital structures. Basic FPS is based on the weighted average number of common shares outstanding during the period presented, which aggregated 3,1.68,066 for the quarters ended September 30, 2001 and 2000, and 1,853,280 for the cumulative period from inception (August 26, 1968) through September 30, 2001. The Company did not present Diluted EPS, since the result was either immaterial or anti-dilutive.













See accompanying independent accountant's review report and notes to financial statements.

                               WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
              Nine-Month Periods Ended September 30, 2001 and 2000
                 and Cumulative from Inception (August 26, 1968)
                           through September 30, 2001

Note 1 - Transactions with Stockholders:
----------------------------------------

In 1969 and again in 1984 the Company made offerings of its common stock pursuant to the Regulation t1 exemption to the Registration requirements of the Securities Act of 1933. During 1968-1987 the Company acquired ownership of subsurface mineral rights from property owners within the Wallace, Idaho city limits and surrounding area, and from the City of Wallace, Idaho, through the issuance of 292,559 shares of common stock on the basis of one share of stock for each 25 square feet of property owned, at a price of $.05 per share, for total costs of $14,628.

In addition to the issuance of stock for subsurface mineral rights the Company gave the landowners options to acquire additional shares for $.05 per share. During the period from inception (August 26, 1968) through December 31, 1998, 1,775,507 shares of common stock were issued for cash, promotional, exploration, development, legal and other expenses totaling $73,006.

On November 4, 1999, 1,100,000 shares of common stock were sold to three individuals for $11,000 cash ($.O1 per share). Two of these three persons are now members of the Board of Directors, one of which serves as the President and Chairman of the Board of the Company.

Note 2 - Impairment of Long-lived Assets:
-----------------------------------------

Costs associated with the acquisition of mining claims and related promotional, exploration and development activities, which aggregated $49,018, were deemed to have been permanently impaired and nonrecoverable prior to January 1, 1998, and were therefore written off as of December 31, 1997, except for a minimal carrying amount of $100 relating to the acquisition costs of the mining claims.

Note 3 - Commitment and Contingency
-----------------------------------

In order to acquire the mineral rights on property owned by the City of Wallace, Idaho, on December 8, 1987, the Company issued 100,000 shares of common stock to the City of Wallace in exchange for a 25year mining lease which granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property within the exterior geographical boundaries of the City of Wallace, Idaho. This lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and develop the property, taking into account economic conditions existing and the condition of the mining industry in general, including the market price of precious metals. In addition to the stock which was issued, the City of Wallace retained a 30% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development, or rights of access for any of the property. As of September 30, 2001, no such payments had been made or were owed in connection with this agreement.




See accompanying independent accountant's review report.

                              WALLACE SILVER INC.
                         (a development stage company)
                         Notes to Financial Statements
              Nine-Month Periods Ended September 30, 2001 and 2000
                 and Cumulative from Inception (August 26,1968)
                           through September 30, 2001


Note 4 - Related Party Loans
----------------------------

On January 5, 2001, the Company borrowed $10,000 from two related parties to finance the continued efforts to make the Company a fully-reporting SEC entity. Both individuals are stockholders, and one is also an officer and director of the Company. The borrowings are unsecured, due on demand, and bear interest at 8% per annum. On February 12, 2001., the Company borrowed an additional $5,000 from the same two related parties on the same terms. On May 3, 2001, the Company borrowed an additional $2,000 from the same two related parties on the same terms. On July 31, 2001, the Company borrowed an additional $2,000 from the same two related parties on the same terms.



Note 5 -- Going Concern
-----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $117,782 in cumulative losses since its inception, and has limited working capital at September 30, 2001. These factors raise substantial doubt about its ability to continue as a going concern. During the nine-month period ended September 30, 2001 management loaned $19,000 to the Company to fund costs related to bringing the Company into full SECreporting status. As additional funds are needed to finance the Company, management will sell additional shares of stock, loan money to the Company, or arrange for borrowings. If management is unable to accomplish their objectives within a reasonable timetable, or runs out of funds, the Company will remain nonoperational until funds are again available to move it forward. In any event, management will not allow the Company to fall into arrears with regard to its Idaho state corporate charter.












See accompanying independent accountant's review report.

                                     Item 2.

                      Management's Discussion and Analysis

General

     Since incorporation, the Company's, only business activity has been organizational matters and acquiring interests in subsurface mineral rights. The Company filed its Form 10-SB on January 22, 2001, its First Quarter Form 10-QSB on May 21, 2001, and its Second Quarter Form 10-QSB on August 22, 2001. The Company has limited working capital as of September 30, 2001. During the quarter ending September 30, 2001 management loaned $2,000.00 to the Company to fund costs related to continued efforts to make the Company a fully reporting SEC: entity. The Company feels it has in hand sufficient funds to conduct its business activities planned for the next twelve months.

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

     The Company does not plant to hire any employees over the next twelve months.

Analysis of Financial Condition and Results of Operations

     There were no operations conducted during the past two fiscal years. The only changes in the company finances were the funds expended to 1) audit the company books, and 2) retain counsel to assist in the preparation and submission of Form 10-SB.

     If the company were to conduct exploration or other operations within, the next two years, such activity would be funded by:

o Financing obtained through a joint venture with a major operator already conducting operations in the area;

o    Sale of securities to the general public;

o    Private placement of securities;

o    Arrange for borrowing;

o Loans which one of the directors and a shareholder have indicated a willingness to male.

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

                                         WALLACE SILVER, INC.

Date: November 13, 2001
                                         /s/   Lewis R. Higgns
                                         -------------------------------------
                                         Lewis R. Higgns, President