Form 10KSB
period 2001-12-31
WALLACE SILVER INC
filed 2002-03-05
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001



                               WALLACE SILVER INC.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX
             ---

State Issuer's revenues for its most recent fiscal year. $25.00

The aggregate market value of the registrant's voting common stock held by non-affiliates was $171,008.00 as of December 31, 2001 based on the average of the bid and ask prices quoted on the OTC Bulletin Board. The number of outstanding shares of the registrant's common stock at December 31, 2001 was 4,461,686.

                               WALLACE SILVER, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.    Description of Business........................................    3

Item 2.    Description of Property........................................    4

Item 3.    Legal Proceedings..............................................    6

Item 4.    Submission of Matters to a Vote of Security Holders............    6


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.......    6

Item 6.    Management's Discussion and Analysis or Plan of Operation......    7

Item 7.    Financial Statements...........................................    7

Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................    8

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............    8

Item 10.   Executive Compensation ........................................    9

Item 11.   Security Ownership of Certain Beneficial Owners and Management.   10

Item 12.   Certain Relationships and Related Transactions.................   11

Item 13.   Exhibits and Reports on Form 8-K...............................   12

     14.   Signature Page.................................................   13

                                     PART I



                         Item 1. DESCRIPTION OF BUSINESS

       The Company was organized in the State of Idaho on August 26, 1968. On July 4, 1969 the Company made an offering of its stock pursuant to the Regulation A exemption to the registration requirements of the Securities Act of 1933. A continuation of that offering was commenced on January 9, 1984 and revised on June 15, 1985 and April 17, 1987.

       The purpose of the offering, as well as the business plan of the Company was to offer shares to the property owners within the City of Wallace for subsurface mineral rights held by the property owners. One share was exchanged for each 25 square feet of property owned and all qualified land owners had an option to acquire an additional 2250 shares for five cents ($.05) per share.

       The offering was completed on January 17, 1988.

       The Company was capitalized for 5,000,000 shares on August 26, 1968. As of December 31, 2001 there were 4,461,686 shares outstanding.

       The Company's business plan was to acquire a substantial portion of all the subsurface mineral rights lying beneath the City of Wallace, Idaho. On December 8, 1987 the Company and the City of Wallace entered into a mining lease whereby the Company acquired the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property owned by the City of Wallace and within the exterior geographical boundaries of the City of Wallace. The lease term is for 25 years. A copy of the lease is an exhibit to the Form 10-SB filed on January 22, 2001.

       The Company's business plan, since its inception, was to acquire a majority of the subsurface mineral rights lying within the exterior geographical boundaries of the City of Wallace, Idaho. As a result of its efforts, the Company has acquired the rights to at least 80% of the subsurface mineral estate lying beneath the City of Wallace. The Company was successful in its efforts to gain control of the subsurface mineral rights.

       There has been no development of the Company in the past four years and it has never been involved in any bankruptcy, receivership or similar proceedings and there has been no reclassification, merger, consolidation or purchase or sale of the assets of the Company not in the ordinary course of business.

       The Company, since inception, has been organized to contact various mining companies for the purpose of entering upon an exploration agreement. The Company has received no serious commitments or engaged in material discussions for exploration and development of its mineral rights.

       The present economic and environmental climate existing within the mining industry as a whole makes it unlikely that any development or exploration will occur in the near future. The Company has engaged in no research or development activities and has no current costs for complying with environmental laws.

       The Company intends to pursue strategies to maintain its mineral properties and identify joint venture partners with which to commence operations as a going business. However, the Company can not assure that it will be successful in implementing those strategies or that, if implemented, those strategies will result in a profitable business.

       A significant portion of the Company's future revenues may be derived from royalties earned from the sale of metals and minerals extracted from the Company's property. As a result, the Company's earnings may be directly related to the prices of those metals. Metals and mineral prices fluctuate widely and are affected by numerous factors including: 1) Expectations for inflation,
2) speculative  activities,  3) relative  exchange  rate  of  the  U.S.  dollar,
4) global and regional demand and production, 5) political and economic conditions, and 6) production costs in major producing regions. Mining companies are also subject to a number of risks and hazards including: 1) Environmental hazards, 2) industrial accidents, 3) labor disputes, 4) unusual or unexpected geologic formations, 5) cave-ins, 6) rock bursts, and 7) flooding and periodic interruptions due to inclimate or hazardous weather conditions.

       Since the Company has had no development or production, it has created no environmental damage exposure.

       The Company has not been required to deliver an annual report to security holders, but will voluntarily send an annual report, which will include current audited financial statements. The Company does not file reports with the Securities and Exchange Commission. The public may read and copy any materials that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company will file this registration statement and other documents and reports electronically through the Electronic Data Gathering, Analysis and Retrieval System ("EDGAR"), which is publicly available through the SEC worldwide website, http://www.sec.gov.

                         Item 2. DESCRIPTION OF PROPERTY

       The property of the Company consists of subsurface mineral rights lying beneath the City of Wallace, Idaho. It is the Company's intention to explore joint venture relationships with other mining companies who may have an interest in the mining of the Company's mineral properties. There are no active discussions taking place regarding the Company's mineral properties. The Company has no plans to initiate mining operations on its property until and if a suitable joint venture partner is identified.

       The  Company   presently   has  no   commercial   operations   and  since
incorporation, its only business has been organizational activities.

       The Company has no investments and has no present plan for developing an investment policy.

       The mineral interests owned by the Company constitute fee simple interest to the subsurface mineral rights previously held by property owners within the City of Wallace. Those property owners conveyed, by deed, their subsurface mineral rights to the Company in exchange for stock in the Company. These subsurface mineral rights are held in fee simple absolute. The precise acreage for all of the subsurface mineral rights has not been calculated, but the property from which these subsurface mineral rights were severed, were all located within the boundaries of the City of Wallace. Therefore, to the extent there was private property within the City of Wallace, the majority of those property owners conveyed the subsurface mineral rights to the Company. To the extent there was any property owned by the City of Wallace, including public right-of-ways, such as streets, alleys and parks, the City leased its mineral rights to the subsurface to the Company.

       The City of Wallace, Idaho is situated in an area famous for its production of silver, lead and zinc. Mining along the South Fork of the Coeur d'Alene River, which runs through Wallace, dates back to the mid 1880's. Numerous mines of varying sizes have operated in the immediate area, but today there are three active mines: The Sunshine Mine owned and operated by Sunshine Mining and Refining Company, the Lucky Friday Mine owned and operated by Hecla Mining Company, and the Galena/Coeur Mine, owned and operated by Coeur d'Alene Mines Corporation.

       The Company's property is near mining claims that are currently in operation or have supported profitable mining operations in the past. Immediately adjoining Wallace to the west is the Calladay property, owned by Coeur d'Alene Mines Corporation. Coeur d'Alene Mines has conducted extensive exploration activities in Calladay from its Galena Mine, less than a mile to the southwest of Wallace.

       The 25 year mining lease obtained from the City of Wallace granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of their real property within the exterior geographical boundaries of the City of Wallace. The lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and develop the property. In determining whether the Company has been pursuing its efforts, such factors as economic conditions existing and the condition of the mining industry in general, including the market price of precious metals shall be taken into account. The

City of Wallace retained a 30% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development or rights of access for any of the property. In conducting any of its operations, the Company is not to interfere with or disturb the surface of the property leased by the City to the Company. All work which may be done by the Company shall be performed in a manner and at such depths below the surface as will not cause a result of any caving or settlement of the surface or any damage to any buildings or other structures on the surface and situated within the exterior boundaries of the City of Wallace. No mining shall occur within 500 feet of the surface and the Company shall comply with all planning and zoning laws of the City of Wallace. Oil and gas rights are excluded from the lease and the subsurface minerals leased include all veins, fissures, stringers or other mineral bearing structures and all ores therein containing precious or base metals including, but not limited to, silver, lead, zinc, gold and copper. The Company has the right to enter into the property by such underground tunnels, drifts, cross-cuts, laterals, raises, winzes or other necessary or appropriate openings as in the judgment of the Company shall be necessary or convenient in exploration and/or development of the property.

       As of December 31, 2001 no payments have been made or were owed in connection with the agreement and no development or exploration has occurred.

                            Item 3. LEGAL PROCEEDINGS

       The Company is not a party to any pending legal proceeding and has not been such a party since its inception.

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the registrant's security holders during the period covered by this Report.


                                     PART II

        Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's stock trades on the NASD's OTCBB under the symbol "WSLV". The Company began trading on the OTCBB on September 17, 2001. There has been limited trading activity and the trading price has ranged from .08 to .20.

       There are currently 272 shareholders of record of the Company's common stock.

       The Company has declared no dividends in the past and does not anticipate declaring dividends in the near future. The Company does not have adequate funds to declare and pay dividends and is not likely to do so in the near future.

       The Company's transfer agent for its common stock is Columbia Stock Transfer Company of P.O. Box 2196, Coeur d'Alene, ID 83816-2196. Telephone Number (208) 664-3544.

        Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

       Since incorporation, the Company's only business activity has been organizational matters and acquiring interests in subsurface mineral rights. The company feels it has in hand sufficient funds to conduct its business activities planned for the next twelve months.

Plan of Operation

       As a development stage company, Wallace Silver, Inc. has been operationally inactive for the past 16 years. Current business plans include conducting an assessment of assets available to 1) find a business partner to explore and possibly operate the properties of the Company, and 2) analyze the properties immediately adjacent to Wallace Silver, Inc.'s with an eye to a business alliance to explore our joint property potentials.

       The Company does not plan to hire any employees over the next twelve months.

Analysis of Financial Condition and Results of Operations

       There were no operations conducted during the past three fiscal years. The only changes in the company finances were the funds expended to 1) audit the company books, and 2) retain counsel to assist in the preparation and submission of Form 10-SB.

       If the company were to conduct exploration or other operations within the next two years, such activity would be funded by:

o Financing obtained through a joint venture with a major operator already conducting operations in the area.

o      Sale of securities to the general public.

o      Private placement of securities.

o Loans which one of the directors and a shareholder have indicated a willingness to make.

                          Item 7. FINANCIAL STATEMENTS

       The audited financial statements of the Company for the years ended December 31, 2001 and 2000 and Cumulative from inception (August 26, 1968) through December 31, 2001 are set forth herein.

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

       The Company's former accountant, Mr. Frank Clovis, chose not to stand for re-election for fiscal year 1999. His past duties were limited to preparation of federal and state income tax returns. Mr. Clovis did not, over the life of the Company, prepare any financial statements. The Company, including its officers and directors, and Mr. Clovis had no disagreements over service or financial matters.

       In January, 2000, the firm of Dan R. Harman, CPA, PS, was retained by the company to serve as its accountant. The Harman firm was engaged specifically to conduct an audit of the company records and books and prepare audited financial statements from its inception.


                                    PART III

      Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The table below sets forth, as to each director, executive officer, promoter of the Company, such person's name, position and age. Each executive officer and director of the Company holds office until a successor is elected or until the earlier of death, resignation or removal. Each executive officer is elected or appointed by the Company's board of directors.

             Lewis R. Higgins: Age 59, President, Director, Chairman of the Board of Directors. Mr. Higgins has held these offices since November, 1999. His business career has been centered in the mining industry, having held executive positions in several mining and mining related companies. During the past six years he has been employed as a business management consultant and is currently employed by the U.S. Postal Service. Mr. Higgins does not serve on any boards of reporting companies.

             Marjorie P. Almquist: Age 80, Secretary/Treasurer and director. Mrs. Almquist has held these offices since April, 1986. During the past six years she has been retired. Mrs. Almquist does not serve on any boards of reporting companies.

             Walter Almquist: Mr. Almquist passed away on December 10, 2000. No successor director has been appointed by the Board.

             Ronald Martin: Age 85, director. Mr. Martin has held this office since the company's inception. During the past six years he has been retired. Mr. Martin does not serve on any boards of reporting companies.

             Gust Almquist: Age 41, director. Mr. Almquist has held this office since November, 1999. During the past six years he has been employed as an underground mining specialist by DynaTech, an engineering/construction company, whose primary business is in the contract mining business. Mr. Almquist does not serve on any boards of reporting companies.

       The Company does not currently have any paid employees.

       Family relationships: Marjorie P. Almquist is the mother of Gust Almquist and the sister-in-law of Mr. Ronald Martin. Gust Almquist is the nephew of Mr. Martin.

       None of the directors, executive officers or control persons has (1) been involved in any bankruptcy proceedings during the past five years; (2) been convicted in a criminal proceeding; (3) been subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business securities or banking activities; (4) been found by any civil court, the commission or commodity, Futures Trading Commission to have violated a federal or state securities or commodity law.

                         Item 10. EXECUTIVE COMPENSATION

       The Company has paid no enumeration to its directors and officers and does not anticipate the payment of enumeration until the board of directors determines otherwise. The Company has no paid employees, nor does it have any plans to hire any employees in the foreseeable future. The company has no stock option plans, has issued no warrants, stock appreciation rights, or any other type of incentive plan in place, nor does it contemplate adopting any.

       Mr. Lewis R. Higgins has served as the chief executive officer of Wallace Silver, Inc. over the last fiscal year. He received no compensation either in cash or awards of securities options, or any other forms of compensation or incentives.

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The table below sets forth the persons known to management to be beneficial owners of more than 5% of any class of the Company's voting stock.

--------------------------------------------------------------------------------
 Title of Class     Name & address of             Amount & nature of       % of
                    beneficial owner              beneficial ownership     class
--------------------------------------------------------------------------------
 Common stock       Donald P. Almquist                   220,000            4.9%
                    Jaqueline Gorshe
                    W. 2024 Shannon
                    Spokane, WA 99205
--------------------------------------------------------------------------------
 Common stock       Lewis R. & Gloria J. Higgins       1,126,810           25.3%
                    13707 E. 23rd Court
                    Spokane, WA 99216
--------------------------------------------------------------------------------
 Common stock       Marjorie P. Almquist                 450,100           10.1%
                    P.O. Box 463
                    Mullan, ID 83846
--------------------------------------------------------------------------------
 Common stock       Ronald G. Martin                     170,000            3.8%
                    Jim Martin
                    Jerry Martin
                    322 12th St.
                    St. Maries, ID 83861
--------------------------------------------------------------------------------
 Common Stock       Ronald L. Allen                    1,126,810           25.3%
                    3031 West 22nd Ave.
                    Spokane, WA 99224
--------------------------------------------------------------------------------

       For all the shares listed for shareholders in column 3, the shares are owned outright. The company has no provisions or obligations for further acquisition by any shareholder within 60 days or any other time period. The company has only one class of stock. There are no shares held under ownership in a voting trust or similar agreement. All shares shown in the above table carry ordinary voting rights; i.e. all shares vote, none are restricted as to voting.

       Since Wallace Silver, Inc. has issued no options, warrants, conversion privileges, or any other type, no stock is subject to acquisition which will affect the above percentages of ownership.

       There are no statements filed with the Commission under Section 13(d) or 13(g) of the Exchange Act concerning the beneficial ownership of the Company's securities.

       The table below sets forth the security ownership of management.

--------------------------------------------------------------------------------
 Title of Class     Name & address of              Amount & nature of      % of
                    beneficial owner               beneficial ownership    class
--------------------------------------------------------------------------------
Common stock        Gust J. Almquist                      100,000           2.2%
--------------------------------------------------------------------------------
Common stock        Lewis R. & Gloria J. Higgins        1,126,810          25.3%
--------------------------------------------------------------------------------
Common stock        Marjorie P. Almquist                  450,100          10.1%
--------------------------------------------------------------------------------
Common stock        Ronald G. Martin                       50,000           1.1%
--------------------------------------------------------------------------------
Common stock        All Officers & Directors                               38.7%
--------------------------------------------------------------------------------

       For all the shares listed for shareholders in column 3, the shares are owned outright. The company has no provisions or obligations for further acquisition by any shareholder within 60 days or any other time period. The company has only one class of stock. There are no shares held under ownership in a voting trust or similar agreement. All shares shown in the above table carry ordinary voting rights; i.e. all shares vote, none are restricted as to voting.

       Since Wallace Silver, Inc. has issued no options, warrants, conversion privileges, or any other type, no stock is subject to acquisition which will affect the above percentages of ownership.

       There are no statements filed with the Commission under Section 13(d) or 13(g) of the Exchange Act concerning the beneficial ownership of the Company's securities.

            Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On November 4, 1999 1,100,000 shares of common stock were purchased from the Company by Mssrs. Lewis Higgins (officer and director), Gust Almquist (director), and Ronald L. Allen. The stock was issued pursuant to an unsolicited offer tendered to and accepted by the Company's board prior to either becoming an officer or director.

       The value of the shares of common stock purchased by Mssrs. Ronald Allen, Lewis Higgins and Gust Almquist was reached by consideration of: 1) the current book value per share of the Company. This value was calculated by taking the Company's bank balance as of November 1, 1999 ($9,500) and dividing it by the number of shares outstanding (2,068,000). That amount was $0.0045 per share.
2) An estimate of the additional cash required to cover the expense of bringing the Company to fully reporting status ($10,000), and 3) No liquid market for the stock. Considering the above factors, Allen, Higgins and Almquist approached the Company's board of directors with a proposal to purchase stock for $0.01 per share for a total consideration of $11,000.

       At a special Board meeting held on December 24, 2001 the Board satisfied Company debt by transferring authorized, but unissued common stock to the creditors. The Company owed $22,340.48 to Mssrs. Allen and Higgins pursuant to previously authorized borrowing by the Company to meet ongoing expenses. The Company issued 446,810 shares each to Mssrs. Allen and Higgins based upon a quoted market price of $0.025 per share to satisfy the debt. In addition, and in order to raise additional funds to meet ongoing Company expenses, the Company issued the following shares to the persons listed below for $0.025 per share:

            Marjorie P. Almquist         40,000 shares        $ 1,000.00
            Ronald L. Allen             180,000 shares        $ 4,500.00
            Lewis R. Higgins            180,000 shares        $ 4,500.00
                                        -------               ----------

                                        400,000 shares        $10,000.00

       Marjorie Almquist (officer and director) is Gust Almquist's mother and is the sister-in-law of director Ronald Martin. Mr. Ronald Martin is Mr. Gust Almquist's uncle. Mr. Higgins is not related to any officer or director of the Company.

                    Item 13. EXHIBITS AND REPORTS ON FORM 8-K

       The following were filed as exhibits to the registrant's registration statement on Form 10-SB and incorporated by reference herein:

            Exhibit 1 - Articles of Incorporation, including amendment

            Exhibit 2 - By-Laws

            Exhibit 3 - Mining Lease with City of Wallace

DESCRIPTION OF EXHIBITS

1.     Articles of Incorporation, Amendment and By-Laws

3.     Material contracts: Mining lease with the City of Wallace

4.     Instruments defining the rights of security holders - none

5.     Voting Trust Agreements - none

6.     Material Foreign Patents - none

                                 14. SIGNATURES

       Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WALLACE SILVER, INC.
                                         -----------------------------------
                                                    (Registrant)

 Date: March 4, 2002                     By:    /S/ Lewis R. Higgins
            ---                          -----------------------------------
                                                    (Signature)
                                         Printed Name:  Lewis R. Higgins

                                         Title:         President

                               WALLACE SILVER INC.
                          (a development stage company)

                              Financial Statements

                     Years Ended December 31, 2001 and 2000
                 and Cumulative from Inception (August 26, 1968)
                            through December 31, 2001

                               WALLACE SILVER INC.
                          (a development stage company)
                     Years Ended December 31, 2001 and 2000
                and cumulative from Inception (August 26, 1968)
                            through December 31, 2001

                                    Contents





Independent Auditor's Report                                               3
Financial Statements:
        Balance Sheet                                                      4
        Statements of Operations                                           5
        Statements of Cash Flows                                           6
        Statements of Stockholders' Equity                                 7
        Summary of Accounting Policies                                   8-9
        Notes to Financial Statements                                  10-11

                          Independent Auditor's Report

Board of Directors
Wallace Silver Inc.
Spokane, Washington

I have audited the accompanying balance sheet of Wallace Silver Inc (a development stage company) as of December 31, 2001, and the statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. 1 believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallace Silver Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $120,237 in cumulative losses since its inception, and has limited working capital at December 31, 2001. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters arc described in Note
4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Dan R. Harman, C.P.A., P.S.
-------------------------------
Dan R. Harman, C.P.A., P.S.
Spokane, Washington

January 5, 2002

                               WALLACE SILVER INC.
                          (a development stage company)
                                  Balance Sheet
                                December 31, 2001


                                     Assets
                                     ------

Current asset, cash and cash equivalents                              $  10,637

Office equipment, at cost less $250 accumulated depreciation               --

Other assets, mining claims and capitalized promotional,
  exploration and development costs (Notes 1 and 2)                         100
                                                                      ---------

                  Total assets                                        $  10,737
                                                                      =========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities                                                           $    --

Commitments and contingencies (Notes 3 and 4)

Stockholders' Equity:
  Common stock -- $.05 par; 5,000,000 shares authorized,
    4,461,686 shares issued and outstanding (Note 1)                    223,084
  Adjustment for stock sold for less than par value (Note 1)            (92,110)
  Deficit accumulated during the development stage                     (120,237)
                                                                      ---------

      Total stockholders' equity                                         10,737
                                                                      ---------

                  Total liabilities and stockholders' equity          $  10,737
                                                                      =========


See accompanying independent auditor's report, summary of accounting policies and notes to financial statements.

                               WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Operations
                     Years Ended December 31, 2001 and 2000
                 and Cumulative from Inception (August 26, 1968)
                            through December 31,2001

                                                                 Cumulative
                                                                 from Inception
                                                                 (August 26,
                                                                 1968) through
                                                                 Dec. 31, 2001
                                         2001         2000       ("Unaudited")
                                       ---------    ---------    --------------
Revenues:
  Interest                             $      25    $     335      $   5,625
  Other income                                 0            0            595
                                       ---------    ---------      ---------
       Total revenues                         25          335          6,220
                                       ---------    ---------      ---------

Expenses:
  Write down for impairment of long-
    lived assets (Note 2)                      0            0         48,918
  Legal fees                               9,473        5,243         38,294
  Accounting fees                          8,760        9,657         22,472
  Licenses and fees                        3,056           27          4,495
  Office expenses                          2,953          262          3,908
  Interest                                 1,340            0          1,461
  Advertising                                100            0            514
  State taxes                                 10           20            394
  Supplies                                     0            0          2,215
  Salaries                                     0            0            989
  Insurance                                    0            0            893
  Travel                                       0            0            882
  Rent                                         0            0            500
  Depreciation                                 0            0            250
  Miscellaneous                                0            0            107
  Printing                                     0            0             95
  Meals and entertainment                      0            0             70
                                       ---------    ---------      ---------

       Total expenses                     25,692       15,209        126,457
                                       ---------    ---------      ---------

Net income / (loss)                    $ (25,667)   $ (14,874)     $(120,237)
                                       =========    =========      =========

Basic earnings / (loss) per share      $    (.O1)   $    (.01)     $    (.O6)
                                       =========    =========      =========







See accompanying independent auditor's report, summary of accounting policies and notes to financial statements.


                               WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000
                 and Cumulative from Inception (August 26, 1968)
                            through December 31, 2001

                                                                       Cumulative from
Increase / (Decrease) in Cash                                          Inception (Aug.
                                                                       26, 1968) through
                                                                       Dec. 31, 2001
                                               2001         2000       ("Unaudited")
                                             ---------    ---------    -----------------

Operating activities:
  Net loss                                   $ (25,667)   $ (14,874)      $(120,237)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                  0            0             250
      Write-off of mining properties and
        Exploration costs                            0            0          48,918
      Common stock issued for interest           1,340            0           1,340
                                             ---------    ---------       ---------
Net cash used in operating activities          (24,327)     (14,874)        (69,729)
                                             ---------    ---------       ---------

Financing Activities:
  Loans from stockholders                       21,000            0          21,000
  Sale of common stock                          10,000            0          59,366
                                             ---------    ---------       ---------
Net cash provided by financing activities       31,000            0          80,366
                                             ---------    ---------       ---------

Net increase (decrease) in cash and
  cash equivalents                               6,673      (14,874)         10,637

Cash and cash equivalents, beginning of
  the period                                     3,964       18,838               0
                                             ---------    ---------       ---------

Cash and cash equivalents, end of the
  period                                     $  10,637    $   3,964       $  10,637
                                             =========    =========       =========


Supplemental cash flow information:
  Cash paid during the period for interest   $       0    $       0       $     121

Noncash investing and financing activity:
  Acquisition of fixed assets using stock    $       0    $       0       $  49,018
  Write-off of impaired assets               $       0    $       0       $ (48,918)
  Common stock issued to pay stockholder
    notes plus accrued interest              $  22,340    $       0       $  22,340




See accompanying independent auditor's report, summary of accounting policies and notes to financial statements.


                               WALLACE SILVER INC.
                          (a development stage company)
                       Statements of Stockholders' Equity
              Inception (August 26, 1968) through December 31, 2001

                                                                    Adjustment       Deficit accum.
                                    Number of                       for stock sold   during the
                                    Shares          Common          for less than    development
                                    outstanding     stock           par value        stage            Total
                                    -------------   -------------   -------------    -------------    -------------

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for mineral rights
at $.05 per share (Note 1)                192,559   $       9,627   $        --      $        --      $       9,627

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for cash, legal
fees, and other expenses                1,075,507          53,776         (15,769)            --             38,007

December 8, 1987: Stock
issued to the City of Wallace,
Idaho for mining lease at $.05
per share (Note 1)                        100,000           5,000            --               --              5,000

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for promotional,
exploration and development
costs                                     700,000          35,000            --               --             35,000

November 4, 1999 - Stock
issued for cash at $.01 per share       1,100,000          55,000         (44,000)            --             11,000

Cumulative losses from
inception (August 26, 1968)
through December 31, 1999                    --              --              --            (79,696)         (79,696)

Net loss for the year ended
December 31, 2000                            --              --              --            (14,874)         (14,874)
                                    -------------   -------------   -------------    -------------    -------------

Balances at December 31, 2000           3,168,066         158,403         (59,769)         (94,570)           4,064

December, 2001 - Stock
issued for cash and stockholder
notes at $.025 per share                1,293,620          64,681         (32,341)            --             32,340

Net loss for the year ended
December 31, 2001                            --              --              --            (25,667)         (25,667)
                                    -------------   -------------   -------------    -------------    -------------

Balances at December 31, 2001           4,461,686   $     223,084   $     (92,110)   $    (120,237)   $      10,737
                                    =============   =============   =============    =============    =============


See accompanying independent auditor's report, summary of accounting policies and notes to financial statements.

                               WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                     Years Ended December 31, 2001 and 2000
                 and Cumulative from Inception (August 26, 1968)
                            through December 31, 2001


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

Equipment:
----------
The Company's only equipment is office furniture, which is fully depreciated as of December 31, 2001.

Carrying Value of Other Assets:
-------------------------------
In accordance with SFAS No. 121, costs associated with the acquisition of mining claims and related promotional, exploration and development activities were deemed to have been permanently impaired and nonrecoverable prior to January 1, 1998, and were therefore written off as of December 31, 1997.

Comprehensive Income:
---------------------
The Company has no items of comprehensive income.

Taxes
-----
The Company has no income tax liability or expense for any year from inception (August 26, 1968) through December 31, 2001 due to tax losses generated or carried forward from prior years. As of December 31, 2001, the Company has tax net operating loss carryforwards aggregating $98,090, which expire through the year 2022. A valuation allowance has been recorded for the full value of the deferred tax asset for loss carryforwards since realization in future years is uncertain. The valuation allowance increased by $19,595 in 2001 due to the net loss of $25,667 for the year, less $6,072 in expiring loss carryforwards.





See accompanying independent auditor's report and notes to financial statements.

                               WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                     Years Ended December 31, 2001 and 2000
                 and Cumulative from Inception (August 26,1968)
                            through December 31, 2001


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

Earnings / (Loss Per Share
--------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS of the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period presented, which aggregated 3,178,187 for the year ended December 31, 2001, 3,168,066 for the year ended December 31, 2000, and 1,880,154 for the cumulative period from inception (August 26, 1968) through December 31, 2001. The Company did not present Diluted EPS, since the result was either immaterial or anti-dilutive.













See accompanying independent auditor's report and notes to financial statements.

                               WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                     Years Ended December 31, 2001 and 2000
                 and Cumulative from Inception (August 26, 1968)
                            through December 31, 2001


Note 1 - Transactions with Stockholders:
----------------------------------------

In 1969 and again in 1984 the Company made offerings of its common stock pursuant to the Regulation A exemption to the Registration requirements of the Securities Act of 1933. During 1968-1987 the Company acquired ownership of subsurface mineral rights from property owners within the Wallace, Idaho city limits and surrounding area, and from the City of Wallace, Idaho, through the issuance of 292,559 shares of common stock on the basis of one share of stock for each 25 square feet of property owned, at a price of $.O5 per share, for total costs of $14,628.

In addition to the issuance of stock for subsurface mineral rights the Company gave the landowners options to acquire additional shares for $.05 per share. During the period from inception (August 26, 1968) through December 31, 1998, 1,775,507 shares of common stock were issued for cash, promotional, exploration, development, legal and other expenses totaling $73,007.

On November 4, 1999, 1,100,000 shares of common stock were sold to three stockholders for $11,000 cash ($.01 per share). Two of these three persons are now members of the Board of Directors, one of which serves as the President and Chairman of the Board of the Company.

On December 24, 2001, the Company approved the sale of 400,000 shares of common stock to three stockholders for $10,000 cash ($.025 per share). Two of these three persons are members of the Board of Directors, one of which serves as the President and Chairman of the Board of the Company.

During 2001, two stockholders loaned the Company $21,000 to finance the Company's operations. The loans were unsecured, due on demand, with interest at 8% per annum. On December 24, 2001, the Company approved the conversion of these loans plus $1,340.48 in accrued interest into 893,620 shares of common stock at $.025 per share. One of these stockholders is the President and Chairman of the Board of the Company.

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






See accompanying independent auditor's report.

                               WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                     Years Ended December 31, 2001 and 2000
                 and Cumulative from Inception (August 26, 1968)
                            through December 31, 2001


Note 3 - Commitment and Contingency:
------------------------------------

In order to acquire the mineral rights on property owned by the City of Wallace, Idaho, on December 8, 1987, the Company issued 100,000 shares of common stock to the City of Wallace in exchange for a 25-year mining lease which granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property within the exterior geographical boundaries of the City of Wallace, Idaho. This lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and develop the property, taking into account economic conditions existing and the condition of the mining industry in general, including the market price of precious metals. In addition to the stock which was issued, the City of Wallace retained a 30% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development, or rights of access for any of the property. As of December 31, 2001, no such payments had been made or were owed in connection with this agreement.

Note 4 -- Going Concern
-----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $120,237 in cumulative losses since its inception, and has limited working capital at December 31, 2001. These factors raise substantial doubt about its ability to continue as a going concern. However, as funds are needed to finance the Company's continuing existence, management intends to make personal loans to the Company, sell additional shares of stock, or arrange for other borrowings, as needed. If management is unable to accomplish their objectives within a reasonable timetable, or runs out of funds, the Company will remain nonoperational until funds are again available to move it forward. In any event, management will not allow the Company to fall into arrears with regard to its Idaho state corporate charter.









See accompanying independent auditor's report.