Form 10QSB
period 2002-03-31
WALLACE SILVER INC
filed 2002-05-22
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-OSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2002



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
    YES xx   NO
       ----    ----

The number of outstanding shares of the registrant's common stock at March 31, 2002 was 4,461,686.

                         PART I - FINANCIAL INFORMATION
                                                                            Page

Item 1.     Financial Statements                                            2-11
Item 2.     Management's Discussion and Analysis                            12

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                               13
Item 2.     Changes in Securities                                           13
Item 3.     Defaults Upon Senior Securities                                 13
Item 4.     Submission of Matters to a Vote of Security Holders             13
Item 5.     Other Information                                               13
Item 6.     Exhibits and Reports on Form 8-K                                13

                                     PART I

                                     Item 1.

                              Financial Statements

         The reviewed financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The reviewed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

                               WALLACE SILVER INC.
                          (a development stage company)

                              Financial Statements

                Three-Month Periods Ended March 31, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2002

                               WALLACE SILVER INC.
                          (a development stage company)
                Three-Month Periods Ended March 31, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2002

                                    Contents






Independent Accountant's Review Report                          3

Financial Statements:
     Balance Sheet                                              4
     Statements of Loss                                         5
     Statements of Cash Flows                                   6
     Statement of Stockholders' Equity                          7
     Summary of Accounting Policies                           8-9
     Notes to Financial Statements                          10-11

                           DAN R. HARMAN, C.P.A., P.S.
                       ACCOUNTING AND BUSINESS CONSULTING
                        818 W. Riverside Ave., Suite 720
                                Spokane, WA 99201
                              Phone (509) 456-6466
                               Fax (509) 838-8209

                     Independent Accountant's Review Report


Board of Directors
Wallace Silver Inc
Spokane, Washington

I have reviewed the accompanying balance sheet of Wallace Silver Inc. (a development stage company) as of March 31, 2002, and the statements of loss, cash flows, and stockholders' equity for the three-month periods ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Wallace Silver, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $129,828 in cumulative losses since its inception, and has limited working capital at March 31, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Dan R Harman, C.P.A. P.S.
-----------------------------
Dan R Harman, C.P.A. P.S.

April 22, 2002

                               WALLACE SILVER INC.
                          (a development stage company)
                                  Balance Sheet
                                 March 31, 2002


                                     Assets
                                     ------

Current asset, cash and cash equivalents                       $   1,046

Office equipment, at cost less $250 accumulated depreciation        --

Other assets, mining claims and capitalized promotional,
  exploration and development costs (Notes 1 and 2)                  100
                                                               ---------

             Total assets                                      $   1,146
                                                               =========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities                                                    $    --

Commitments and contingencies (Notes 3 and 4)

Stockholders' Equity:
  Common stock -- $.05 par; 5,000,000 shares authorized,
    4,461,686 shares issued and outstanding (Note 1)             223,084
  Adjustment for stock sold for less than par value (Note 1)     (92,110)
  Deficit accumulated during the development stage              (129,828)
                                                               ---------

       Total stockholders' equity                                  1,146
                                                               ---------

             Total liabilities and stockholders' equity        $   1,146
                                                               =========




See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                               WALLACE SILVER INC.
                          (a development stage company)
                               Statements of Loss


                                                                     Cumulative
                                       Three-Month    Three-Month    from Inception
                                       Period         Period         (August 26,
                                       Ended          Ended          1968) through
                                       March 31,      March 31,      March 31, 2002
                                          2002           2001        ("Unaudited")
                                       -----------    -----------    --------------
Revenues:
  Interest                             $         3    $        16    $     5,628
  Other income                                   0              0            595
                                       -----------    -----------    -----------
       Total revenues                            3             16          6,223
                                       -----------    -----------    -----------
Expenses:
  Write down for impairment of long-
    lived assets (Note 2)                        0              0         48,918
  Legal fees                                   750          5,000         39,044
  Accounting fees                            7,850          5,435         30,322
  Licenses and fees                            797          1,204          5,292
  Office expenses                               20          2,928          3,928
  Interest                                       0            237          1,461
  Advertising                                    0              0            514
  State taxes                                   10             10            404
  Supplies                                       0              0          2,215
  Salaries                                       0              0            989
  Insurance                                      0              0            893
  Travel                                       167              0          1,049
  Rent                                           0              0            500
  Deprecation                                    0              0            250
  Miscellaneous                                  0              0            107
  Printing                                       0              0             95
  Meals and entertainment                        0              0             70
                                       -----------    -----------    -----------
       Total expenses                        9,594         14,814        136,051
                                       -----------    -----------    -----------

Net income/(loss)                      $    (9,591)   $   (14,798)   $  (129,828)
                                       ===========    ===========    ===========

Basic earnings/(loss) per share        $      (.00)   $      (.00)   $      (.07)
                                       ===========    ===========    ===========






See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                               WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Cash Flows

                                                                            Cumulative
                                              Three-Month    Three-Month    from Inception
                                              Period         Period         (August 26,
Increase/(Decrease) in Cash                   Ended          Ended          1968) through
                                              March 31,      March 31,      March 31, 2002
                                                 2002           2001        ("Unaudited")
                                              -----------    -----------    --------------
Operating activities:
  Net loss                                    $    (9,591)   $   (14,798)   $  (129,828)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                     0              0            250
      Write-off of mining properties and
        exploration costs                               0              0         48,918
      Accrued interest due stockholders                 0            238              0
      Common stock issued for interest                  0              0          1,340
                                              -----------    -----------    -----------
Net cash used in operating activities              (9,591)       (14,560)       (79,320)
                                              -----------    -----------    -----------

Financing activities:
  Sale of common stock                                  0              0         59,366
  Loans from stockholders                               0         15,000         21,000
                                              -----------    -----------    -----------
Net cash provided by financing activities               0         15,000         80,366
                                              -----------    -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                 (9,591)           440          1,046

Cash and cash equivalents, beginning of
  the period                                       10,637          3,964              0
                                              -----------    -----------    -----------
Cash and cash equivalents, end of the
  period                                      $     1,046    $     4,404    $     1,046
                                              ===========    ===========    ===========

Supplemental cash flow information:
  Cash paid during the period for interest    $         0    $         0    $       121

  Noncash investing and financing activity
    Acquisition of fixed assets using stock   $         0    $         0    $    49,018
    Write-off of impaired assets              $         0    $         0    $   (48,918)
    Common stock issued to pay stockholder
      Notes plus accrued interest             $         0    $         0    $    22,340






See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                               WALLACE SILVER INC.
                          (a development stage company)
                  Statement of Stockholders' Equity / (Deficit)
               Inception (August 26, 1968) through March 31, 2002


                                                                        Adjustment        Deficit accum.    Total
                                      Number of                         for stock sold    during tile       stockholder's
                                      shares           Common           for less than     development       equity
                                      outstanding      stock            par value         stage             (deficit)
                                      --------------   --------------   --------------    --------------    --------------
Inception (August 26, 1968)
through December 31, 1998:
Stock issued for mineral rights
at $.05 per share (Note 1)                   192,559   $        9,627   $         --      $         --      $        9,627

Inception (August 26, 1968)
through December 31,1998:
Stock issued for cash, legal
fees, and other expenses                   1,075,507           53,776          (15,769)             --              38,007

December 8, 1987: Stock
issued to the City of Wallace,
Idaho for mining lease at $.05
per share (Note 1)                           100,000            5,000             --                --               5,000

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for promotional,
exploration and development
costs                                        700,000           35,000             --                --              35,000

Cumulative losses from
inception (August 26, 1968)
through December 31, 1997                       --               --               --             (77,966)          (77,966)

November 4, 1999 - Stock
issued for cash at $.01 per share          1,100,000           55,000          (44,000)             --              11,000

Net loss for the year ended
December 31, 1999                               --               --               --              (1,730)           (1,730)

Net loss for the year ended
December 31, 2000                               --               --               --             (14,874)          (14,874)

December 24, 2001 - Stock
issued for cash and stockholder
notes at $.025 per share                   1,293,620           64,681          (32,341)             --              32,340

Net loss for the year ended
December 31, 2001                               --               --               --             (25,667)          (25,667)
                                      --------------   --------------   --------------    --------------    --------------

Balances at December 31, 2001              4,461,686          223,084          (92,110)         (120,237)           10,737

Net loss for the three-month period
ended March 31, 2002                            --               --               --              (9,591)           (9,591)
                                      --------------   --------------   --------------    --------------    --------------

Balances at March 31, 2002                 4,461,686   $      223,084   $      (92,110)   $     (129,828)   $        1,146
                                      ==============   ==============   ==============    ==============    ==============


See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.

                               WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                Three-Month Periods Ended March 31, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2002


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

Equipment:
----------
The Company's only equipment is office furniture, which is fully depreciated as of March 31, 2002.

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

                               WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                Three-Month Periods Ended March 31, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2002


Earnings/(Loss) Per Share
-------------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS of the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period presented, which aggregated 4,461,686 and 3,168,066 for the quarters ended March 31, 2002 and 2001, respectively, and 1,918,339 for the cumulative period from inception (August 26, 1968) through March 31, 2002. The Company did not present Diluted EPS, since the result was either immaterial or antidilutive.













See accompanying independent accountant's review report and notes to financial statements.

                               WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                Three-Month Periods Ended March 31, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2002


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

During 2001, two stockholders loaned the Company $21,000 to finance the Company's operations. The loans were unsecured, due on demand with interest at 8% per annum. On December 24, 2001, the Company approved the conversion of these loans plus $1,340.48 in accrued interest into 893,620 shares of common stock at $.025 per share. One of these stockholders is the President and Chairman of the Board of the Company.


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

                               WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                Three-Month Periods Ended March 31, 2002 and 2001
                 and Cumulative from inception (August 26, 1968)
                             through March 31, 2002


Note 3 - Commitment and Contingency:
------------------------------------

In order to acquire the mineral rights on property owned by the City of Wallace, Idaho, on December 8, 1987, the Company issued 100,000 shares of common stock to the City of Wallace in exchange for a 25-year mining lease which granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property within the exterior geographical boundaries of the City of Wallace, Idaho. This lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and develop the property, taking into account economic conditions existing and the condition of the mining industry in general, including the market price of precious metals. In addition to the stock which was issued, the City of Wallace retained a 30% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development, or rights of access for any of the property. As of March 31, 2002, no such payments had been made or were owed in connection with this agreement.


Note 4 -- Going Concern
-----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $129,828 in cumulative losses since its inception, and has limited working capital at March 31, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management has been willing in the past to loan money to the Company to fund costs related to maintaining the Company's SEC-reporting status. As additional funds are needed to finance the Company's continuing existence, management intends to make additional personal loans to the Company, sell additional shares of stock, and/or arrange for other borrowings as needed. If management is unable to accomplish their objectives within a reasonable timetable, or runs out of funds, the Company will remain nonoperational until funds are again available to move it forward. In any event, management will not allow the Company to fall into arrears with regard to its Idaho state corporate charter.






See accompanying independent accountant's review report.

                                     Item 2.

                      Management's Discussion and Analysis


General

         Since incorporation, the Company's only business activity has been organizational matters and acquiring interests in subsurface mineral rights. The Company filed its Form 10-SB on January 22, 2001, its First Quarter Form 10-QSB on May 21, 2001, its Second Quarter Form 10-QSB on August 22, 2001, its Annual Form 10-KSB on March 5, 2002. The Company has limited working capital as of March 31, 2002. The Company feels it has in hand sufficient funds to conduct its business activities planned for the next twelve months.

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


                                  WALLACE SILVER, INC.

Date:  May 21, 2002               By:  /S/  Lewis R. Higgins
                                     --------------------------------
                                     Lewis R. Higgins, President