Form 10QSB
period 2002-06-30
WALLACE SILVER INC
filed 2002-08-21
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR !5(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2002



             WALLACE RESOURCES INC. (Formerly Wallace Silver. Inc.)
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

                     Common stock, par value $0.00 per share
--------------------------------------------------------------------------------
                                (Title of class)



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has   been  subject  to  such  filing  requirements   for   the   past   90
days. YES xx  NO
         ----   ----

The number of outstanding shares of the registrant's common stock at June 30, 2002 was 4,661,686.

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


                                     PART I

                                     Item 1.

                              Financial Statements

         The reviewed financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The reviewed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to form 1O-QSB and Item 310(b) of Regulation SB. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31,2002.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)

                              Financial Statements

                 Six-Month Periods Ended June 30, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2002

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                 Six-Month Periods Ended June 30, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2002

                                    Contents





 Independent Accountant's Review Report                                      3
 Financial Statements:
         Balance Sheet                                                       4
         Statements of Loss                                                  5
         Statements of Cash Flows                                            6
         Statements of Stockholders' Equity                                  7
         Summary of Accounting Policies                                    8-9
         Notes to Financial Statements                                   10-11

                           DAN R. HARMAN, C.P.A., P.S.
                       ACCOUNTING AND BUSINESS CONSULTING
                        818 W. Riverside Ave., Suite 720
                                Spokane, WA 99201
                              Phone (509) 456-6466
                               Fax (509) 838-8209

                     Independent Accountant's Review Report


Board of Directors
Wallace Resources Inc.
Formerly Wallace Silver, Inc.
Spokane, Washington

I have reviewed the accompanying balance sheet of Wallace Resources Inc., formerly Wallace Silver Inc. (a development stage company) as of June 30, 2002, and the statements of loss, cash flows, and stockholders' equity for the six-month periods ended June 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Wallace Resources, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $131,851 in cumulative losses since its inception, and has limited working capital at June 30, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ Dan R. Harman, C.P.A., P.S.
-------------------------------
Dan R. Harman, C.P.A., P.S.
Spokane, Washington

July 11, 2002

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                                  Balance Sheet
                                  June 30, 2002




                                     Assets
                                     ------

Current asset, cash and cash equivalents                       $   4,023

Office equipment, at cost less $250 accumulated depreciation        --

Other assets, mining claims and capitalized promotional,
  exploration and development costs (Notes 2 and 3)                  100
                                                               ---------

                  Total assets                                 $   4,123
                                                               =========


                      Liabilities and Stockholders' Equity
                      ------------------------------------


Liabilities                                                    $       0

Commitments and contingencies (Notes 4 and 5)

Stockholders' Equity:
  Common stock -- no par; 150,000,000 shares authorized,
    4,661,686 shares issued and outstanding (Notes 1 and 2)      135,974
  Deficit accumulated during the development stage              (131,851)
                                                               ---------

         Total stockholders' equity                                4,123
                                                               ---------

                 Total liabilities and stockholders' equity    $   4,123
                                                               =========



See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                               Statements of Loss

                                                                 Cumulative
                                       Six-Month    Six-Month    from Inception
                                       Period       Period       (August 26,
                                       Ended        Ended        1968) through
                                       June 30,     June 30,     June 30, 2002
                                         2002         2001       ("Unaudited")
                                       ---------    ---------    --------------
Revenues:
  Interest                             $       0    $      22      $   5,628
  Other income                                 0            0            595
                                       ---------    ---------      ---------
       Total revenues                          0           22          6,223
                                       ---------    ---------      ---------

Expenses:
  Write down for impairment of long-
    lived assets (Note 3)                      0            0         48,918
  Legal fees                                 705        8,708         39,749
  Accounting fees                          1,000        6,655         31,322
  Office expenses                             48        2,928          3,976
  Licenses and fees                          270        1,653          5,562
  Supplies                                     0            0          2,215
  Salaries                                     0            0            989
  Insurance                                    0            0            893
  Travel                                       0            0          1,049
  Interest                                     0          563          1,461
  Rent                                         0            0            500
  Advertising                                  0            0            514
  State taxes                                  0           10            404
  Depreciation                                 0            0            250
  Miscellaneous                                0            0            107
  Printing                                     0            0             95
  Meals and entertainment                      0            0             70
                                       ---------    ---------      ---------

       Total expenses                      2,023       20,517        138,074
                                       ---------    ---------      ---------

Net loss                               $  (2,023)   $ (20,495)     $(131,851)
                                       =========    =========      =========

Basic loss per share                   $    (.00)   $    (.O1)     $    (.07)
                                       =========    =========      =========



See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Cash Flows

                                                                       Cumulative
                                             Six-Month    Six-Month    from Inception
                                             Period       Period       (August 26,
Increase / (Decrease) in Cash                Ended        Ended        1968) through
                                             June 30,     June 30,     June 30, 2002
                                               2002         2001       ("Unaudited")
                                             ---------    ---------    --------------
Operating activities:
  Net loss                                   $  (2,023)   $ (20,495)     $(131,851)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                  0            0            250
      Write-off of mining properties and
        exploration costs                            0            0         48,918
      Accrued interest due stockholders              0          563              0
      Common stock issued for interest               0            0          1,340
                                             ---------    ---------      ---------
  Net cash used in operating activities         (2,023)     (19,932)        81,343
                                             ---------    ---------      ---------

Financing activities:
  Sale of common stock                           5,000            0         64,366
  Loans from stockholders                            0       17,000         21,000
                                             ---------    ---------      ---------
Net cash provided by financing activities        5,000       17,000         85,366
                                             ---------    ---------      ---------

Net increase (decrease) in cash and
  cash equivalents                               2,977       (2,932)         4,023

Cash and cash equivalents, beginning of
  the period                                     1,046        3,964              0
                                             ---------    ---------      ---------

Cash and cash equivalents, end of the
  period                                     $   4,023    $   1,032      $   4,023
                                             =========    =========      =========

Supplemental cash flow information:
  Cash paid during the period for interest   $       0    $       0      $     121

Noncash investing and financing activity:
  Acquisition of fixed assets using stock    $       0    $       0      $  49,018
  Write-off of impaired assets               $       0    $       0      $ (48,918)
  Common stock issued to pay stockholder
    notes plus accrued interest              $       0    $       0      $  22,340




See accompanying summary of accounting policies, notes to financial statements and independent accountants review report.


                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                       Statements of Stockholders' Equity
                Inception (August 26, 1968) through June 30, 2002


                                                                 Adjustment       Deficit accum.  Total
                                    Number of                    for stock sold   during the      stockholder's
                                    shares         Common        for less than    development     equity
                                    outstanding    stock         par value        stage           (deficit)
                                    -----------    -----------   --------------   -------------   -------------
Inception (August 26, 1968)
through December 31, 1998:
Stock issued for mineral rights
at $.05 per share (Note 2)              192,559    $     9,627    $      --        $      --       $     9,627

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for cash, legal
fees, and other expenses              1,075,507         53,776        (15,769)            --            38,007

December 8, 1987; Stock
issued to the City of Wallace,
Idaho for mining lease at $.05
per share (Note 2)                      100,000          5,000           --               --             5,000

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for promotional,
exploration and development
costs                                   700,000         35,000           --               --            35,000

November 4, 1999 - Stock
issued for cash at $.01 per share     1,100,000         55,000        (44,000)            --            11,000

Cumulative losses from inception
(August 26, 1968) through
December 31, 2000                          --             --             --            (94,570)        (94,570)

December 24, 2001 - Stock
issued for cash and stockholder
notes at $.025 per share              1,293,620         64,681        (32,341)            --            32,340

Net loss for the year ended
December 31, 2001                          --             --             --            (25,667)        (25,667)
                                    -----------    -----------    -----------      -----------     -----------

Balances at December 31, 2001         4,461,686        223,084        (92,110)        (120,237)         10,737

June 13, 2002 - Recapitalization
of $.05 par common stock into no
par stock (Note 1)                         --          (92,110)        92,110             --              --

June 13, 2002 - Stock issued for
cash at $.025 per share (Note 2)        200,000          5,000           --               --             5,000

Net loss for the six-month period
ended June 30, 2002                        --             --             --            (11,614)        (11,613)
                                    -----------    -----------    -----------      -----------     -----------

Balances at June 30, 2002             4,661,686    $   135,974    $      --        $  (131,851)    $     4,124
                                    ===========    ===========    ===========      ===========     ===========


See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                 Six-Month Periods Ended June 30, 2002 and 2001
                 and Cumulative from Inception (August 26,1968)
                              through June 31, 2002


The Company as a Development Stage Company:
-------------------------------------------
Wallace Silver Inc. was incorporated according to the laws of the State of Idaho on August 26, 1968. On June 13, 2002 Wallace Silver Inc. changed its name to Wallace Resources Inc. ("the Company"). The Company, currently located in Spokane, Washington, was originally incorporated for the primary purpose of acquiring and holding the ownership of subsurface mineral rights and the right to extract and mine ores and minerals beneath the surface of the incorporated City of Wallace in Shoshone County, Idaho, and underneath adjoining or adjacent parcels of land in either public or private ownership.

Throughout its history, the Company's activities have been limited to promotional, exploration, development and capital raising activities. No actual operations have taken, place. The Company is, therefore, a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7.

Cash Equivalents:
-----------------
For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Equipment:
----------
The Company's only equipment is office furniture, which is fully depreciated as of June 30, 2002.

Carrying Value of Other Assets:
-------------------------------
In accordance with SFAS No. 121, costs associated with the acquisition of mining claims and related promotional, exploration and development activities were deemed to have been permanently impaired and nonrecoverable prior to January 1, 1999, and were therefore written off as of December 31, 1997.

Comprehensive Income:
---------------------
The Company has no items of comprehensive income other than those reported on the statement of operations.

Taxes:
------
The Company has no income tax liability or expense for any year from inception (August 26, 1968) through December 31, 2001 due to tax losses generated or carried forward from prior years. As of December 31, 2001, the Company has tax net operating loss carryforwards aggregating $98,090, which expire through the year 2022. A valuation allowance has been recorded for the full value of the deferred tax asset for loss carryforwards since realization in future years is uncertain. The valuation allowance increased by $19,595 in 2001 due to the net loss of $25,667 for the year, less $6,072 in expiring loss carryforwards.








See accompanying independent accountant's review report and notes to financial statements.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                 Six-Month Periods Ended June 30, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                              through June 31, 2002


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

Earnings / (Loss) Per Share
---------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS of the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period presented, which aggregated 4,499,049 and 3,168,066 for the quarters ended June 30, 2002 and 2001, respectively, and 1,947,578 for the cumulative period from inception (August 26, 1968) through June 30, 2002. The Company did not present Diluted EPS, since the result was either immaterial or anti-dilutive.










See accompanying independent accountant's review report and notes to financial statements.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                 Six-Month Periods Ended June 30, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                              through June 31, 2002


Note 1- Recapitalization and Name Change:
-----------------------------------------

On June 13, 2002, the Board of Directors of Wallace Silver Inc. approved the following actions:

     o Increase the authorized number of common shares from 5,000,000 to 150,000,000;
     o Change all authorized and issued and outstanding shares from $.05 per share par value to no par;
     o    Change the Company's name to Wallace Resources Inc., and
     o    Authorize the sale of 200,000 shares of stock, as described in Note 2.

Note 2 - Transactions with Stockholders:
----------------------------------------

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

On June 13, 2002, the Company approved the sale of 200,000 shares of common stock to two stockholders for $5,000 cash ($.025 per share). One of these stockholders is the President and Chairman of the Board of the Company.



See accompanying independent accountant's review report.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                 Six-Month Periods Ended June 30, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                              through June 31, 2002


Note 3 - Impairment of Long-lived Assets:
-----------------------------------------

Costs associated with the acquisition of mining claims and related promotional, exploration and development activities, which aggregated $49,018, were deemed to have been permanently impaired and nonrecoverable prior to January 1, 1998, and were therefore written off as of December 31, 1997, except for a minimal carrying amount of $100 relating to the acquisition costs of the mining claims.


Note 4 - Commitment and Contingency:
------------------------------------

In order to acquire the mineral rights on property owned by the City of Wallace, Idaho, on December 8, 1987, the Company issued 100,000 shares of common stock to the City of Wallace in exchange for a 25-year mining lease which granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property within the exterior geographical boundaries of the City of Wallace, Idaho. This lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and develop the property, taking into account economic conditions existing and the condition of the mining industry in general, including the market price of precious metals. In addition to the stock which was issued, the City of Wallace retained a 30% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development, or rights of access for any of the property. As of June 30, 2002, no such payments had been made or were owed in connection with this agreement.


Note 5 - Going Concern
----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $131,851 in cumulative losses since its inception, and has limited working capital at June 30, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management has been willing in the past to loan money to the Company to fund costs related to maintaining the Company's SEC-reporting status. As additional funds are needed to finance the Company's continuing existence, management intends to make additional personal loans to the Company, sell additional shares of stock, and/or arrange for other borrowings as needed. If management is unable to accomplish their objectives within a reasonable timetable, or runs out of funds, the Company will remain nonoperational until funds are again available to move it forward. In any event, management will not allow the Company to fall into arrears with regard to its Idaho state corporate charter.




See accompanying independent accountant's review report.

                                     Item 2.

                      Management's Discussion and Analysis

General

         Since incorporation, the Company's only business activity has been organizational matters and acquiring interests in subsurface mineral rights. The Company filed its Form 10-SB on January 22, 2001, its Annual Form 10-KSB on March 5, 2002, and its First Quarter Form 10-QSB on May 22, 2002. The Company has limited working capital as of June 30, 2002. The Company feels it has in hand sufficient funds to conduct its business activities planned for the next twelve months.

Plan of Operation

         As a development stage Company, Wallace Resources, Inc. has been operationally inactive for the past 16 years. Current business plans include conducting an assessment of assets available to 1) find a business partner to explore and possibly operate the properties of the Company, and 2) analyze the properties immediately adjacent to Wallace Resources, Inc.'s with an eye to a business alliance to explore our joint property potentials.

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

                                     Item 4.

               Submission of Matters to a Vote of Security Holders

Two matters were submitted to a vote of the registrant's security holders during the period covered by this report. On June 13, 2002 the Board of Directors recommended and the Shareholders voted to change the name of the company from Wallace Silver, Inc. to Wallace Resources, Inc. and to increase the amount of authorized capital from 5,000,000, .05 par to 150,000,000, no par. Articles of Amendment were filed with the Idaho Secretary of State's office on July 1, 2002.

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


                                       WALLACE RESOURCES, INC.

Date: August 20, 2002                  By: /s/ Lewis R. Higgins
                                          --------------------------------
                                          Lewis R. Higgins, President