Form 10QSB
period 2002-09-30
WALLACE SILVER INC
filed 2002-11-25
CIK 104375

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2002



             WALLACE RESOURCES, INC. (Formerly Wallace Silver, Inc.)
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer to its charter)

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
                                (Title of class)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES xx NO
                                                                      ----   ---

The number of outstanding shares of the registrant's common stock at September 30, 2002 was 4,711,686.

                         PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1.     Financial Statements                                          2-11
Item 2.     Management's Discussion and Analysis                          12

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                             13
Item 2.     Changes in Securities                                         13
Item 3.     Defaults Upon Senior Securities                               13
Item 4.     Submission of Matters to a Vote of Security Holders           13
Item 5.     Other Information                                             13
Item 6.     Exhibits and Reports on Form 8-K                              13

                                     PART I

                                     Item 1.

                              Financial Statements

         The reviewed financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The reviewed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)

                              Financial Statements

              Nine-Month Periods Ended September 30, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968Y
                           through September 30, 2002

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
              Nine-Month Periods Ended September 30, 2002 and 2001
                 and Cumulative from inception (August 26, 1968)
                           through September 30, 2002

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


                     Independent Accountant's Review Report


Board of Directors
Wallace Resources Inc.
Formerly Wallace Silver Inc.
Spokane, Washington

I have reviewed the accompanying balance sheets of Wallace Resources Inc., formerly Wallace Silver lnc. (a development stage company) as of September 30, 2002, and the statements of loss, cash flows, and stockholders' equity for the nine-month periods ended September 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Wallace Resources, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $136,328 in cumulative losses since its inception, and has limited working capital at September 30, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note
5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Dan R. Harman, C.P.A., P.S.
-------------------------------
Dan R. Harman, C.P.A., P.S.
Spokane, Washington

October 21, 2002

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                                  Balance Sheet
                               September 30, 2002


                                     Assets
                                     ------

Current asset, cash and cash equivalents                          $       796

Office equipment, at cost less $250 accumulated depreciation             --

Other assets, mining claims and capitalized promotional,
  exploration and development costs (Notes 2 and 3)                       100
                                                                  -----------

               Total assets                                       $       896
                                                                  ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------


Liabilities:                                                      $         0

Commitments and contingencies (Notes 2, 4 and 5)

Stockholders' Equity:
  Common stock -- no par; 150,000,000 shares authorized,
    4,711,686 shares issued and outstanding (Notes 1 and 2)           137,224
  Deficit accumulated during the development stage                   (136,328)
                                                                  -----------

     Total stockholders' equity                                           896
                                                                  -----------

               Total liabilities and stockholders' equity         $       896
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


                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                               Statements of Loss



                                                                    Cumulative
                                      Nine-Month     Nine-Month     from Inception
                                      Period         Period         (August 26,
                                      Ended          Ended          1968) through
                                      Sept. 30,      Sept. 30,      Sept. 30, 2002
                                         2002           2001        ("Unaudited")
                                      -----------    -----------    --------------
Revenues:
  Interest                            $         3    $        24     $     5,628
  Other income                                  0              0             595
                                      -----------    -----------     -----------
        Total revenues                          3             24           6,223
                                      -----------    -----------     -----------

Expenses:
  Write down for impairment of long
    lived assets (Note 2)                       0              0          48,918
  Legal fees                                1,755          9,068          40,049
  Accounting fees                           9,850          7,655          32,322
  Office expenses                           1,998          2,954           5,906
  Licenses and fees                         1,812          2,519           6,307
  Supplies                                      0              0           2,215
  Salaries                                      0              0             989
  Insurance                                     0              0             893
  Travel                                      669              0           1,551
  Interest                                      0            930           1,461
  Rent                                          0              0             500
  Advertising                                   0            100             514
  State taxes                                  10             10             404
  Depreciation                                  0              0             250
  Miscellaneous                                 0              0             107
  Printing                                      0              0              95
  Meals and entertainment                       0              0              70
                                      -----------    -----------     -----------

        Total expenses                     16,094         23,236         142,551
                                      -----------    -----------     -----------

Net loss                              $   (16,091)   $   (23,212)    $  (136,328)
                                      ===========    ===========     ===========

Basic loss per share                  $      (.00)   $      (.O1)    $      (.07)
                                      ===========    ===========     ===========




See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Cash Flows

                                                                            Cumulative
                                              Nine-Month     Nine-Month     from Inception
                                              Period         Period         (August 26,
Increase / (Decrease) in Cash                 Ended          Ended          1968) through
                                              Sept. 30,      Sept. 30,      Sept. 30, 2002
                                                 2002           2001        ("Unaudited")
                                              -----------    -----------    --------------
Operating activities:
  Net loss                                    $   (16,091)   $  (23,212)      $ (136,328)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Stock issued for consulting fees               1,250             0            1,250
     Depreciation and amortization                      0             0              250
     Write-off of mining properties and
       exploration costs                                0             0           48,918
     Accrued interest due stockholders                  0           930            1,340
                                              -----------    ----------       ----------
Net cash used in operating activities             (14,841)      (22,282)         (84,570)
                                              -----------    ----------       ----------

Financing activities:
  Sale of common stock                              5,000             0           85,366
  Loans from stockholders                               0        19,000                0
                                              -----------    ----------       ----------
Net cash provided by financing activities           5,000        19,000           85,366
                                              -----------    ----------       ----------

Net increase (decrease) in cash and
  cash equivalents                                 (9,841)       (3,282)             796

Cash and cash equivalents, beginning of
  the period                                       10,637         3,964                0
                                              -----------    ----------       ----------
Cash and cash equivalents, end of the
  period                                      $       796    $      682       $      796
                                              ===========    ==========       ==========

Supplemental cash flow information:
  Cash paid during the period for interest    $         0    $        0       $      121

  Noncash investing and financing activity:
    Stock issued for consulting fees          $     1,250    $        0       $    1,250
    Acquisition of fixed assets using stock   $         0    $        0       $   49,018
    Write-off of impaired assets              $         0    $        0       $  (48,918)




See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                  Statement of Stockholders' Equity / (Deficit)
             Inception (August 26, 1968) through September 30, 2002


                                                                       Adjustment     Deficit
                                                                       for stock      accum.         Total
                                         Number of                     sold for       during the     stockholder's
                                         shares         Common         less than      development    equity
                                         outstanding    stock          par value      stage          (deficit)
                                         -----------    -----------    -----------    -----------    -----------
Inception (August 26, 1968)
through December 31, 1998:
Stock issued for mineral rights
at $.05 per share (Note 1)                   192,559    $     9,627    $      --      $      --      $     9,627

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for cash, legal
fees, and other expenses                   1,075,507         53,776        (15,769)          --           38,007

December 8, 1987: Stock
issued to the City of Wallace,
Idaho for mining lease at $.05
per share (Note 1)                           100,000          5,000           --             --            5,000

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for promotional,
exploration and development costs            700,000         35,000           --             --           35,000

November 4, 1999 - Stock
issued for cash at $.O1 per share          1,100,000         55,000        (44,000)          --           11,000

Cumulative losses from inception
(August 26, 1968) through
December 31, 2000                               --             --             --          (94,570)       (94,570)

December 24, 2001 - Stock
issued for cash and stockholder
notes at $.025 per share                   1,293,620         64,681        (32,341)          --           32,340

Net loss for the year ended
December 31, 2001                               --             --             --          (25,667)       (25,667)
                                         -----------    -----------    -----------    -----------    -----------

Balances at December 31, 2001              4,461,686        223,084        (92,110)      (120,237)        10,737

June 13, 2002 - Recapitalization
of $.05 per common stock into no
par stock (Note 1)                              --          (92,110)        92,110           --             --

June 13, 2002 - Stock issued for
cash at $.025 per skate (Note 2)             200,000          5,000           --             --            5,000

August 8, 2002 - Stock issued for
consulting at $.025 per share (Note 2)        50,000          1,250           --             --            1,250

Net loss for the nine-month period
ended September 30, 2002                        --             --             --          (16,091)       (16,091)
                                         -----------    -----------    -----------    -----------    -----------

Balances at June 30, 2002                  4,711,686    $   137,224    $      --      $  (136,328)   $       896
                                         ===========    ===========    ===========    ===========    ===========


See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
              Nine-Month Periods Ended September 30, 2002 and 2001
                 and Cumulative from Inception (August 26,1968)
                           through September 30, 2002


The Company as a Development Stage Company:
-------------------------------------------
Wallace Silver Inc. was incorporated according to the laws of the State of Idaho on August 26, 1968. On June 13, 2002 Wallace Silver Inc, changed its name to Wallace Resources Inc. ("the Company"). The Company, currently located in Spokane, Washington, was originally incorporated for the primary purpose of acquiring and holding the ownership of subsurface mineral rights and the right to extract and mine ores and minerals beneath the surface of the incorporated City of Wallace in Shoshone County, Idaho, and underneath adjoining or adjacent parcels of land in either public or private ownership.

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

Equipment:
----------
The Company's only equipment is office furniture, which is fully depreciated as of September 30, 2002.

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

Taxes
-----
The Company has no income tax liability or expense for any year from inception (August 26, 1968) through September 30, 2002 due to tax losses generated or carried forward from prior years. As of December 31, 2001, the Company has tax net operating loss carryforwards aggregating $98,090, which expire through the year 2022. A valuation allowance has been recorded for the full value of the deferred tax asset for loss carryforwards since realization in future years is uncertain. The valuation allowance increased by $19,595 in 2001 due to the net loss of $25,667 for the year, less $6,072 in expiring loss canyforwards.





See accompanying independent accountant's review report and notes to financial statements.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
              Nine-Month Periods Ended September 30, 2002 and 2001
                 and Cumulative from Inception (August 26,1968)
                           through September 30, 2002


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

Earnings / (Loss) Per Share
---------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SEAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS of the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period presented, which aggregated 4,668,946 and 3,168,066 for the nine-month periods ended September 30, 2002 and 2001, respectively, and 2,088,342 for the cumulative period from inception (August 26, 1968) through September 30, 2002. The Company did not present Diluted EPS, since the result was either immaterial or anti-dilutive.














See accompanying independent accountant's review report and notes to financial statements.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
              Nine-Month Periods Ended September 30, 2002 and 2001
                 and Cumulative from Inception (August 26,1968)
                           through September 30, 2002

Note 1 - Recapitalization and Name Change:
------------------------------------------

On June 13, 2002, the Board of Directors of Wallace Silver Inc. approved the following actions:
     o Increased the authorized number of common shares from 5,000,000 to 150,000,000;
     o Changed all authorized and issued and outstanding shares from $.05 per share par value to no par;
     o    Changed the Company's name to Wallace Resources Inc.; and
     o    Authorized the sale of 200,000  shares of stock,  as described in Note
          2.

Note 2 - Transactions with Stockholder:
---------------------------------------

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

On June 13, 2002, the Company approved the sale of 200,000 shares of common stock to two stockholders for $5,000 cash ($.025 per share). One of these stockholders is the President and Chairman of the Board of the Company. On August 8, 2002, the Company issued 50,000 shares of common stock to a consultant for $1,250 of services rendered in connection with a proposed merger. If the merger is consummated in the future, the consultant will receive an additional 50,000 shares of common stock.




See accompanying independent accountant's review report.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
              Nine-Month Periods Ended September 30, 2002 and 2001
                 and Cumulative from Inception (August 26,1968)
                           through September 30, 2002


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


Note 4 - Commitment and Contingency:
------------------------------------

In order to acquire the mineral rights on property owned by the City of Wallace, Idaho, on December 8, 1987, the Company issued 100,000 shares of common stock to the City of Wallace in exchange for a 25-year training lease which granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property within the exterior geographical boundaries of the City of Wallace, Idaho. This lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and develop the property, taking into account economic conditions existing and the condition of the mining industry in general, including the market price of precious metals. In addition to the stock which was issued, the City of Wallace retained a 30% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development, or rights of access for any of the property. As of September 30, 2002, no such payments had been made or were owed in connection with this agreement.

Note 5 - Going Concern
----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $136,328 in cumulative losses since its inception, and has limited working capital at September 30, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management has been willing in the past to loan money to the Company to fund costs related to maintaining the Company's SEC-reporting status. As additional funds are needed to finance the Company's continuing existence, management intends to make additional personal loans to the Company, sell additional shares of stock, and/or arrange for other borrowings as needed. If management is unable to accomplish their objectives within a reasonable timetable, or runs out of funds, the Company will remain nonoperational until funds are again available to move it forward. In any event, management will not allow the Company to fall into arrears with regard to its Idaho state corporate charter.









See accompanying independent accountant's review report

                                     Item 2.

                      Management's Discussion and Analysis

General

         Since incorporation, the Company's only business activity has been organizational matters and acquiring interests in subsurface mineral rights. The Company filed its Form 10-SB on January 22, 2001, its Annual Form 10-KSB on March 5, 2002, and its First and Second Quarter Form 10-QSB on May 22, 2002 and August 21, 2002, respectively. The Company has limited working capital as of September 30, 2002. The Company feels it has in hand sufficient funds to conduct its business activities planned for the next twelve months.

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

                                     Item 2.

                              Changes in Securities

Neither the rights of the registrant's security holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. On August 7, 2002, the registrant issued 50,000 shares of restricted common stock for services to an unrelated party through a private placement.

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

                                            WALLACE RESOURCES, INC.

Date: November 22, 2002                     By: /S/ Lewis R. Higgins
                                               ---------------------------------
                                               Lewis R. Higgins, President