Form 10KSB
period 2002-12-31
WALLACE SILVER INC
filed 2003-03-25
CIK 104375

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002



             WALLACE RESOURCES, INC. (Formerly Wallace Silver, Inc.)
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

State Issuer's revenues for its most recent fiscal year. $3.00

The aggregate market value of the registrant's voting common stock held by non-affiliates was $450,461.92 as of December 31, 2002 based on the average of the bid and ask prices quoted on the OTC Bulletin Board. The number of outstanding shares of the registrant's common stock at December 31, 2002 was 4,711,686.

                             WALLACE RESOURCES, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

Item 1       Description of Business.....................................     3

Item 2       Description of Property.....................................     4

Item 3.      Legal Proceedings...........................................     6

Item 4.      Submission of Matters to a Vote of Security Holders.........     6

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters....     6

Item 6.      Management's Discussion and Analysis or Plan of Operation...     7

Item 7.      Financial Statements........................................     7

Item 8.      Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................     8

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons:
             Compliance with Section 16{a} of the Exchange Act ..........     8

Item 10.     Executive Compensation......................................     9

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management..................................................    10

Item 12.     Certain Relationships and Related Transactions..............    11

Item 13.     Exhibits and Reports on Farm 8-K............................    12

     14.     Signature Page .............................................    13

                                     PART I

                         Item I. DESCRIPTION OF BUSINESS

         The Company was organized in the State of Idaho on August 26, 1968. On July 4, 1969 the Company made an offering of its stock pursuant to the Regulation A exemption to the registration requirements of the Securities Act of 1933. A continuation of that offering was commenced on January 9, 1984 and revised on June 15, 1985 and April 17, 1987. At a Board of Directors meeting held on June 13, 2002 the Board of Directors of Wallace Silver, Inc. approved changing the Company's name to Wallace Resources, Inc.

         The purpose of the offering, as well as the business plan of the Company was to offer shares to the property owners within the City of Wallace for subsurface mineral rights held by the property owners. One share was exchanged for each 25 square feet of property owned and all qualified land owners had an option to acquire an additional 2,250 shares for five cents ($.05) per share.

         The offering was completed on January 17, 1988.

         The Company was capitalized for 5,000,000 shares on August 26, 1968. As of December 31, 2002 there were 4,711,686 shares outstanding.

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

         A significant portion of the Company's future revenues may be derived from royalties earned from the sale of metals and minerals extracted from the Company's property. As a result, the Company's earnings may be directly related to the prices of those metals. Metals and mineral prices fluctuate widely and are affected by numerous factors including: 1) Expectations for inflation, 2) speculative activities, 3) relative exchange rate of the U.S. dollar, 4) global and regional demand and production, 5) political and economic conditions, and 6) production costs in major producing regions. Mining companies are also subject to a number of risks and hazards including: 1) Environmental hazards, 2) industrial accidents, 3) labor disputes, 4) unusual or unexpected geologic formations, 5} cave-ins, 6) rock bursts, and 7) flooding and periodic interruptions due to inclimate or hazardous weather conditions.

         Since the Company has had no development or production, it has created no environmental damage exposure.

         The Company has not been required to deliver an annual report to security holders but will voluntarily send an annual report, which will include current audited financial statements. The Company does not file reports with the Securities and Exchange Commission. The public may read and copy any materials that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Win, DC 20549 and obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company will file this registration statement and other documents and reports electronically through the Electronic Data Gathering, Analysis and Retrieval System ("EDGAR"), which is publicly available through the SEC worldwide website, http://www.sec.gov.

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

         As of December 31, 2002 no payments have been made or were owed in connection with the agreement and no development or exploration has occurred.

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

         There are currently 274 shareholders of record of the Company's common stock.

         The Company has declared no dividends in the past and does not anticipate declaring dividends in the near future. The Company does not have adequate funds to declare and pay dividends and is not likely to do so in the near future.

         The Company's transfer agent for its common stock is Columbia Stock Transfer Company of P.O. Box 2196, Coeur d'Alene, ID 83816-2196. Telephone Number (208) 6644-3544.

        Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         Since incorporation, the Company's only business activity has been organizational matters and acquiring interests in subsurface mineral rights. The company feels it has in hand sufficient funds to conduct its business activities planned for the next twelve months.

Plan of Operation

         As a development stage company, Wallace Resources, Inc. has been operationally inactive for the past 17 years. Current business plans include conducting an assessment of assets available to 1) find a business partner to explore and possibly operate the properties of the Company, and 2) analyze the properties immediately adjacent to Wallace Resources, Inc.'s with an eye to a business alliance to explore our joint property potentials.

         The Company does not plan to hire any employees over the next twelve months.

Analysis of Financial Condition and Results of Operations

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified three accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments. They are as follows:

         (1) Going Concern: As shown on the accompanying financial statements, the Company is a development stage enterprise that has incurred significant losses, has negative working capital and needs additional capital to finance its operations. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company also intends to finance its operations through sales of its securities as well as entering into loans and other types of financing arrangements such as convertible debentures, primarily with existing stockholders.

         (2) Common Stock Issued for Non-Cash Transactions: It is the Company's policy to value stock issued for non-cash transactions, such as loans, interest, consulting fees, etc. at the stock closing price at the date the transaction is finalized, less a discount for restricted stock.

          (3) Carrying Value of Other Assets: In accordance with SFAS No. 121, costs associated with acquisition of mining claims and related promotional, exploration and development activities were deemed to have been permanently impaired and non-recoverable prior to January 1, 1998, and were therefore written off as of December 31, 1997.

         There were no operations conducted during the past four fiscal years. The only changes in the company finances were the funds expended to 1) audit the company books and 2) retain counsel to assist in the preparation and submission of Form 10-KSB and other SEC filings.

         If the Company were to conduct exploration or other operations within the next two years, such activity would be funded by:

o Financing obtained through a joint venture with a major operator already conducting operations in the area.

o        Sale of securities to the general public

o        Private placement of securities

o Loans which one of the directors and a shareholder have indicated a willingness to make.

                          Item 7. FINANCIAL STATEMENTS

         The audited financial statements of the Company for the years ended December 31, 2002 and 2001 and unaudited Cumulative from inception (August 26,
1968) through December 31, 2002 are set forth herein.

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         The Company's former accountant, Mr. Frank Clovis, chose not to stand for reelection for fiscal year 1999. His past duties were limited to preparation of federal and state income tax returns. Mr. Clovis did not, over the life of the Company, prepare any financial statements. The Company, including its officers and directors, and Mr. Clovis had no disagreements over service or financial matters.

         In January, 2000, the firm of Dan R. Harman, CPA, PS, was retained by the company to serve as its accountant. The Harman firm was engaged specifically to conduct an audit of the company records and books for the year ended December 31, 1999 and prepare unaudited financial statements from its inception.

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

                  Lewis R. Higgins: Age 60, President, Director, Chairman of the Board of Directors. Mr. Higgins has held these offices since November, 1999. His business career has been centered in the mining industry, having held executive positions in several mining and mining related companies. During the past seven years he has been employed as a business management consultant and is currently employed by the U.S. Postal Service. Mr. Higgins does not serve on any boards of reporting companies.

                  Marjorie P. Almquist: Age 81, Secretary/Treasurer and director. Mrs. Almquist has held these offices since April, 1986. During the past seven years she has been retired. Mrs. Almquist does not serve on any boards of reporting companies.

                  Walter Almquist: Mr. Almquist passed away on December 10, 2000. No successor director has been appointed by the Board.

                  Ronald Martin: Mr. Martin passed way in 2002. No successor director has been appointed by the Board. Mr. Martin held this office since the company's inception.

                  Gust Almquist: Age 42, director. Mr. Almquist has held this office since November, 1999. During the past seven years he has been employed as an underground mining specialist by DynaTech, an engineering/construction company, whose primary business is in the contract mining business. Mr. Almquist does not serve on any boards of reporting companies.

          The Company does not currently have any paid employees.

         Family relationships: Marjorie P. Almquist is the mother of Gust Almquist.

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

         Mr. Lewis R. Higgins has served as the chief executive officer of Wallace Resources, Inc. over the last fiscal year. He received no compensation either in cash or awards of securities options; or any other forms of compensation or incentives.

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         On June 13, 2002 the Board of Directors of Wallace Silver, Inc. approved an increase of the number of common shares from 5,000,000 to 150,000,000 and changed the par value of all authorized and issued and outstanding shares from $.05 per share to $0.00 per share par value. The Board further authorized the sale of 200,000 shares of common stock to two stockholders (Lewis R. Higgins and Ronald L. Allen) for $5,000 cash ($0.025 per share).


         On August 7, 2002 the registrant issued 50,000 shares of restricted common stock for services to an unrelated party through a private placement
(Adam J. Stevens).

         The table below sets forth the persons known to management to be beneficial owners of more than 5% of any class of the Company's voting stock.

  Title of Class      Name & address of               Amount & nature of        % of
                      beneficial owner                beneficial ownership      class
-------------------------------------------------------------------------------------
  Common stock        Donald P. Almquist                     215,000             4.7%
                      Jacqueline Gorshe                        5,000
                      W. 2024 Shannon
                      Spokane, WA 99205
-------------------------------------------------------------------------------------
  Common stock        Lewis R. Higgins                       100,000              26%
                      Lewis R. & Gloria J. Higgins         1,126,810
                      13707 E. 23rd Court
                      Spokane, WA 99216
-------------------------------------------------------------------------------------
  Common stock        Marjorie P. Almquist                   450,100             9.6%
                      P.O. Box 463
                      Mullan, ID 83846
-------------------------------------------------------------------------------------
  Common stock        Alma Martin (Surviving                  50,000             3.4%
                      Spouse of Ronald G. Martin)
                      Jim Martin                              10,000
                      Jerry Martin                           100,000
                      322 12th  St.
                      St. Maries, ID 83861
-------------------------------------------------------------------------------------
  Common Stock        Ronald L. Allen                      1,226,810              26%
                      3031 West 22nd Ave.
                      Spokane, WA 99224
-------------------------------------------------------------------------------------


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

         Since  Wallace  Resources,  Inc.  has  issued  no  options,   warrants,
conversion privileges, or any other type, no stock is subject to acquisition which will affect the above percentages of ownership.

         There are no statements filed with the Commission under Section 13(d) or 13(g) of the Exchange Act concerning the beneficial ownership of the Company's securities.

         The table below sets forth the security ownership of management.

 Title of Class     Name & address of              Amount & nature of      % of
                    beneficial owner               beneficial ownership    class
--------------------------------------------------------------------------------
  Common stock      Gust J. Almquist                     100,000            2.1%
--------------------------------------------------------------------------------
  Common stock      Lewis R. & Gloria J. Higgins       1,226,810             26%
--------------------------------------------------------------------------------
  Common stock      Marjorie P. Almquist                 450,100            9.9%
--------------------------------------------------------------------------------
  Common stock      All Officers & Directors                               37.7%
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

         Since  Wallace  Resources,  Inc.  has  issued  no  options,   warrants,
conversion privileges, or any other type, no stock is subject to acquisition which will affect the above percentages of ownership.

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

         At a special Board meeting held on June 13, 20002, the Board authorized the sale of 100,000 shares each to Mr. Higgins and Mr. Allen for $2,500,00 each based upon a quoted market price of $0.025 per share.

         Marjorie Almquist (officer and director) is Gust Almquist's mother. Mr. Higgins is not related to any officer or director of the Company.

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

                                 14. SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duty authorized.


                                               WALLACE RESOURCES. INC.
                                               ---------------------------------
                                                      (Registrant)

 Date: March 24, 2003                          By:  /s/ Lewis R. Higgins
                                                  ------------------------------
                                                      (Signature)
                                               Printed Name:  Lewis R. Higgins

                                               Title:         President

                                  CERTIFICATION

I, Lewis R. Higgins, certify that.

     1. I have reviewed this annual report on Form 10-KSB of Wallace Resources Inc,;
     2, Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included to this annual report, fairly present to all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
     5. I have disclosed, based on my most recent evaluation, to the registrant's auditor and the registrant's board of directors:
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    14 Feb 03                     Signed: /s/ Lewis R. Higgens
     ------------------                       -------------------------------
                                              Lewis R. Higgens
                                              Chief Executive Officer, and
                                              Chief Financial Officer

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)

                              Financial Statements

                     Years Ended December 31, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                            through December 31, 2002

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                     years Ended December 31, 2002 and 2001
                 and cumulative from Inception (August 26, 1968)
                            through December 31, 2002

                                    Contents





 Independent Auditor's Report                                               F-3

 Financial Statements:
         Balance Sheet                                                      F-4
         Statements of Operations                                           F-5
         Statements of Cash Flows                                           F-6
         Statements of Stockholders' Equity / (Deficit)                     F-7
         Summary of Accounting Policies                               F-8 - F-9
         Notes to Financial Statements                              F-10 - F-11

                           DAN R. HARMAN, C.P.A., P.S.
                       ACCOUNTING AND BUSINESS CONSULTING
                        818 W. Riverside Ave., Suite 720
                                Spokane, WA 99201
                              Phone (509) 456-6466
                               Fax (509) 838-8209

                          Independent Auditor's Report

Board of Directors
Wallace Resources Inc. (formerly Wallace Silver Inc.)
Spokane, Washington

I have audited the accompanying balance sheet of Wallace Resources Inc., formerly Wallace Silver Inc., (a development stage company) as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity/(deficit) for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallace Resources Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted to the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going, concern. The Company is a development stage enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $139,413 in cumulative losses since its inception, and has limited working capital at December 31, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note
5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Dan R. Harman, C.P.A., P.S.
Dan R. Harman, C.P.A., P.S.

January 24, 2002

                             WALLACE RESOURCES INC.
                          formerly WALLACE SILVER INC.
                          (a development stage company)
                                  Balance Sheet
                                December 31, 2002




                                     Assets
                                     ------

Current asset, cash and cash equivalents                       $     736

Office equipment, at cost less $250 accumulated depreciation        --

Other assets, mining claims and capitalized promotional,
  exploration and development costs (Notes 2 and 3)                  100
                                                               ---------

                 Total assets                                  $     836
                                                               =========


                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Liabilities:
  Notes payable to stockholders (Note 2)                       $   3,000
  Accrued interest due stockholders (Note 2)                          25
                                                               ---------

                 Total liabilities                                 3,025
                                                               ---------

Commitments and contingencies (Notes 4 and 5)

Stockholders' Deficit:
  Common stock -- no par; 150,000,000 shares authorized,
   4,711,686 shares issued and outstanding (Notes l and 2)       137,224
  Deficit accumulated during the development stage              (139,413)
                                                               ---------

           Total stockholders' deficit                            (2,189)
                                                               ---------

                 Total liabilities and stockholders' deficit   $     836
                                                               =========

See accompanying independent auditor's report, summary of accounting policies and notes to financial statements.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Operations
                     Years Ended December 31, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                            through December 31, 2002


                                                                Cumulative
                                                                from Inception
                                                                (August 26,
                                                                1968) through
                                                                Dec. 31, 2002
                                        2002         2001       ("Unaudited")
                                      ---------    ---------    --------------
Revenues:
  Interest                            $       3    $      25    $   5,628
  Other income                                0            0          595
                                      ---------    ---------    ---------
       Total revenues                         3           25        6,223
                                      ---------    ---------    ---------

Expenses:
  Write down for impairment of long
    lived assets (Note 2)                     0            0       48,918
  Legal fees                              2,073        9,473       40,367
  Accounting fees                        11,975        8,760       34,447
  Licenses and fees                       2,372        3,056        6,867
  Office expenses                         2,055        2,953        5,963
  Interest                                   25        1,340        1,486
  Advertising                                 0          100          514
  State taxes                                10           10          404
  Supplies                                    0            0        2,215
  Salaries                                    0            0          989
  Insurance                                   0            0          893
  Travel                                    669            0        1,551
  Rent                                        0            0          500
  Depreciation                                0            0          250
  Miscellaneous                               0            0          107
  Printing                                    0            0           95
  Meals and entertainment                     0            0           70
                                      ---------    ---------    ---------

       Total expenses                    19,179       25,692      145,636
                                      ---------    ---------    ---------
Net income / (loss)                   $ (19,176)   $ (25,667)   $(139,413)
                                      =========    =========    =========


Basic earnings / (loss) per share     $    (.00)   $    (.01)   $    (.07)
                                      =========    =========    =========



See accompanying independent auditor's report, summary of accounting policies and notes to financial statements.


                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                            through December 31, 2002

                                                                              Cumulative from
Increase / (Decrease) in Cash                                                 Inception (Aug.
                                                                              26, 1968) through
                                                                              Dec. 31, 2002
                                                      2002         2001       (" Unaudited")
                                                    ---------    ---------    -----------------
Operating activities:
  Net loss                                          $ (19,176)   $ (25,667)   $(139,413)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                           0            0          250
    Write-off of mining properties and
     exploration costs                                      0            0       48,918
    Accrued interest                                       25            0           25
    Common stock issued for interest and services       1,250        1,340        1,340
                                                    ---------    ---------    ---------
Net cash used in operating activities                 (17,901)     (24,327)     (88,880)
                                                    ---------    ---------    ---------

Financing activities:
  Loans from stockholders                               3,000       21,000       24,000
  Sale of common stock to related parties               5,000       10,000       65,616
                                                    ---------    ---------    ---------
Net cash provided by financing activities               8,000       31,000       89,616
                                                    ---------    ---------    ---------

Net increase (decrease) in cash and
 cash equivalents                                      (9,901)       6,673          736

Cash and cash equivalents, beginning of
 the period                                            10,637        3,964            0
                                                    ---------    ---------    ---------

Cash and cash equivalents, end of the
  period                                            $     736    $  10,637    $     736
                                                    =========    =========    =========

Supplemental cash flow information:
  Cash paid during the period for interest          $       0    $       0    $     121

  Noncash investing and financing activity:
    Acquisition of fixed assets using stock         $       0    $       0    $  49,018
    Write-off of impaired assets                    $       0    $       0    $ (48,918)
    Common stock issued to pay stockholder
     notes plus accrued interest                    $       0    $  22,340    $  22,340
    Common stock issued to pay consulting fees      $   1,250    $       0    $   1,250


See accompanying independent auditor's report, summary of accounting policies and notes to financial statements.


                            WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                 Statements of Stockholders' Equity / (Deficit)
              Inception (August 26, 1968) through December 31, 2002


                                                                          Adjustment       Deficit accum.
                                         Number of                        for stock sold   during the
                                         Shares          Common           for less than    development
                                         Outstanding     stock            par value        stage            Total
                                         -------------   -------------    -------------    -------------    -------------
Inception (August 26, 1968)
through December 31, 1998:
Stock issued for mineral rights
at $.05 per share (Note 1)                     192,559   $       9,627    $        --      $        --      $       9,627

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for cash, legal
fees, and other expenses                     1,075,507          53,776          (15,769)            --             38,007

December 8, 1987: Stock
issued to the City of Wallace,
Idaho for mining lease at $.05
per share (Note 1)                             100,000           5,000             --               --              5,000

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for promotional,
exploration and development
costs                                          700,000          35,000             --               --             35,000

November 4, 1999 - Stock
issued for cash at $.O1 per share            1,100,000          55,000          (44,000)            --             11,000

Cumulative losses from inception
(August 26, 1968) through
December 31, 2000                                 --              --               --            (94,570)         (94,570)

December 24, 2001 - Stock
issued for cash and stockholder
notes at $.025 per share                     1,293,620          64,681          (32,341)            --             32,340

Net loss for the year ended
December 31, 2001                                 --              --               --            (25,667)         (25,667)
                                         -------------   -------------    -------------    -------------    -------------

Balances at December 31, 2001                4,461,686         223,084          (92,110)        (120,237)          10,737

June 13, 2002 - Recapitalization
of $.05 par common stock into no
par stock (Note 1)                                --           (92,110)          92,l10             --               --

June 13, 2002 - Stock issued for
cash at $.025 per share (Note 2)               200,000           5,000             --               --              5,000

August 8, 2002 - Stock issued for
consulting at $.025 per share (Note 2)          50,000           1,250             --               --              1,250

Net loss for the year ended
December 31, 2002                                 --              --               --            (19,176)         (19,176)
                                         -------------   -------------    -------------    -------------    -------------

Balances at June 30, 2002                    4,711,686   $     137,224    $        --      $    (139,413)   $      (2,189)
                                         =============   =============    =============    =============    =============



See accompanying independent auditor's report, summary of accounting policies and notes to financial statements.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                     Years Ended December 31, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                            through December 31, 2002

The Company as a Development Stage Company:
------------------------------------------
Wallace Silver Inc. ("the Company") was incorporated according to the laws of the State of Idaho on August 26, 1968. The Company, currently located in Spokane, Washington, was originally incorporated for the primary purpose of acquiring and holding the ownership of subsurface mineral rights and the right to extract and mine ores and minerals beneath the surface of the incorporated City of Wallace in Shoshone County, Idaho, and underneath adjoining or adjacent parcels of land in either public or private ownership.

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

Equipment:
----------
The Company's only equipment is office furniture, which is fully depreciated as of December 31, 2002.

Carrying Value of Other Assets:
-------------------------------
In accordance with SFAS No. 12], costs associated with the acquisition of mining claims and related promotional, exploration and development activities were deemed to have been permanently impaired and nonrecoverable prior to January 1, 1998, and were therefore written off as of December 31, 1997.

Comprehensive Income:
---------------------
The Company has no items of comprehensive income.


Taxes
-----
The Company has no income tax liability or expense for any year from inception (August 26, 1968) through December 31, 2002 due to tax losses generated of carried forward from prior years. As of December 31, 2002, the Company has tax net operating loss carryforwards aggregating $113,075, which expire through the year 2023. A valuation allowance has been recorded for the full value of the deferred tax asset for loss carryforwards since realization in future years is uncertain. The valuation allowance increased by $14,985 in 2002 due to the net loss of $19,176 for the year, less $4,191 in expiring loss carry forwards.




See accompanying independent auditor's report and notes to financial statements

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                     Years Ended December 31, 2002 and 2001
                 and Cumulative from Inception (August 26, l968)
                            through December 31, 2002

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Common Stock Issued for Non-Cash Transactions
---------------------------------------------
It is the Company's policy to value stock issued for non-cash transactions at the stock's closing price at the date the transaction is finalized, less a discount for restricted stock.

Earnings / (Loss) Per Share
---------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 'No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Base EPS. It also requires dual presentation of Basic EPS and Diluted EPS of the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period presented, which aggregated 4,591,686 for the year ended December 31, 2002, 3,178,187 for the year ended December 31, 2001, and 2,111,985 for the cumulative period from inception (August 26, 1968) through December 31, 2002. The Company did not present Diluted EPS, since the result was either immaterial or anti-dilutive.

Recent Accounting Pronouncements
--------------------------------
The Financial Accounting Standards Board ("FASB") recently issued the following statements:

    FASB 144 - Accounting for the Impairment or Disposal of Long-Lived Assets FASB 145 - Rescission of SFAS 4, 44, and 64 and Amendment of SFAS 13
    FASB 146 - Accounting for Costs Associated with Exit or Disposal Activities FASB 147 - Acquisitions of Certain Financial Institutions
    FASB 148 - Accounting for Stock-Based Compensation

These FASB statements did not, or are not expected to, have a material impact on the Company's financial position and/or results of operations.






See accompanying independent auditor's report and notes to financial statements.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                         (a development stage company)
                         Notes to Financial Statements
                     Years Ended December 31, 2002 and 2001
                 and Cumulative from Inception (August 26,1968)
                           through December 31, 2002

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

Note 2 - Transactions with Stockholders:
----------------------------------------

In 1969 and again in 1984 the Company made offerings of its common stock pursuant to the Regulation A exemption to the Registration requirements of the Securities Act of 1933. During 1968-1987 the Company acquired ownership of subsurface mineral rights from property owners within the Wallace, Idaho city limit and surrounding area, and from the City of Wallace, Idaho, through the issuance of 292,559 shares of common stock on the basis of one share of stock for each 25 square feet of property owned, at a price of $.05 per share, for total costs of $14,628.

In addition to the issuance of stock for subsurface mineral rights the Company gave the landowners options to acquire additional shares for $.05 per share. During the period from inception (August 26, 1968) through December 31, 1998, 1,775,507 shares of common stock were issued tax cash, promotional, exploration, development, legal and other expenses totaling $73,007.

On November 4, 1999, 1,100,000 shares of common stock were sold to three stockholders for $11,000 cash ($.O1 per share). Two of these three persons are now members of the Board of Directors, one of which serves as the President and Chairman of the Board of the Company.

On December 24, 2001, the Company approved the sale of 400,000 shares of common stock to three stockholders for $$10,000 cash ($.025 per share). Two of these three persons are members of the Board of Directors, one of which serves as the President and Chairman of the Board of the Company.

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

See accompanying independent auditor's report

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                          Notes to Financial Statements
                     Years Ended December 31, 2002 and 2001
                 and Cumulative from Inception (August 26, 1968)
                            through December 31, 2002


During 2002, the same two stockholders as noted above loaned the Company $3,000 to finance the Company's operations. The loans are unsecured, due on demand, with interest at 5% per annum.

Note 3 -- Impairment of Long-lived Assets:
------------------------------------------

Costs associated with the acquisition of mining claims and related promotional, exploration and development activities, which aggregated $49,018, were deemed to have been permanently impaired and nonrecoverable prior to January 1, 1998, and were therefore written off as of December 31, 1997, except for a minimal carrying amount of $100 relating to the acquisition costs of the mining claims.

Note 4 -- Commitment and Contingency:
-------------------------------------

In order to acquire the mineral rights on property owned by the City of Wallace, Idaho, on December 8, 1987, the Company issued 100,000 shares of common stock to the City of Wallace in exchange for a 25-year mining lease which granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property within the exterior geographical boundaries of the City of Wallace, Idaho. This lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and develop the property, taking into account economic conditions existing and the condition of the mining industry in general, including the market price of precious metals. In addition to the stock which was issued, the City of Wallace retained a 3O% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development, or rights of access for any of the property. As of December 31, 2002, no such payments had been made or were owed in connection with this agreement.

Note 5 -- Going Concern
-----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $139,413 in cumulative losses since its inception, and has limited working capital at December 31, 2002. These factors raise substantial doubt about its ability to continue as a going concern. However, as funds are needed to finance the Company's continuing existence, management intends to make personal loans to the Company, sell additional shares of stock, or arrange for other borrowings, as needed. If management is unable to accomplish their objectives within a reasonable timetable, or runs out of funds, the Company will remain nonoperational until funds are again available to move it forward. In any event, management will not allow the Company to fall into arrears with regard to its Idaho state corporate charter.










See accompanying independent auditor's report