Form 10QSB
period 2003-03-31
WALLACE SILVER INC
filed 2003-06-10
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR !5(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2003



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

The number of outstanding shares of the registrant's common stock at March 31, 2003, was 5,032,558.

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


                                     PART I

                                     Item 1.

                              Financial Statements

         The reviewed financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The reviewed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to form 1O-QSB and Item 310(b) of Regulation S-B. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)

                              Financial Statements

                Three-Month Periods Ended March 31, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2003

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                Three-Month Periods Ended March 31, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2003

                                    Contents





 Independent Accountant's Review Report                                      3

 Financial Statements:
         Balance Sheet                                                       4
         Statements of Loss                                                  5
         Statements of Cash Flows                                            6
         Statements of Stockholders' Equity                                7-8
         Summary of Accounting Policies                                   9-10
         Notes to Financial Statements                                   11-13

                     Independent Accountant's Review Report


Board of Directors
Wallace Resources Inc.
Formerly Wallace Silver, Inc.
Spokane, Washington

I have reviewed the accompanying balance sheets of Wallace Resources Inc. (a development stage company) as of March 31, 2003, and the statements of loss, cash flows, and stockholders' equity for the three-month periods ended March 31, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Wallace Resources, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $149,329 in cumulative losses since its inception, and has limited working capital at March 31, 2003. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ Dan R. Harman, C.P.A., P.S.
-------------------------------
Dan R. Harman, C.P.A., P.S.
Spokane, Washington

April 23, 2003

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                                  Balance Sheet
                                 March 31, 2003




                                     Assets
                                     ------

Current asset, cash and cash equivalents                       $   3,839

Office equipment, at cost less $250 accumulated depreciation          --

Other assets, mining claims and capitalized promotional,
  exploration and development costs (Notes 2 and 3)                  100
                                                               ---------

                  Total assets                                 $   3,939
                                                               =========


                      Liabilities and Stockholders' Equity
                      ------------------------------------


Liabilities                                                    $      --

Commitments and contingencies (Notes 4 and 5)

Stockholders' Equity:
  Common stock -- 150,000,000 shares authorized, no par,
    5,032,558 shares issued and outstanding (Note 2)             153,268
  Deficit accumulated during the development stage              (149,329)
                                                               ---------

         Total stockholders' equity                                3,939
                                                               ---------

                 Total liabilities and stockholders' equity    $   3,939
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


                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                               Statements of Loss

                                                                  Cumulative
                                       Three-Month   Three-Month  from Inception
                                       Period        Period       (August 26,
                                       Ended         Ended        1968) through
                                       March 31,     March 31,    March 31, 2003
                                         2003          2002       ("Unaudited")
                                       ---------     ---------    --------------
Revenues:
  Interest                             $       0     $       3      $   5,628
  Other income                                 0             0            595
                                       ---------     ---------      ---------
       Total revenues                          0             3          6,223
                                       ---------     ---------      ---------

Expenses:
  Write down for impairment of long-
    lived assets (Note 2)                      0             0         48,918
  Legal fees                                   0           750         40,367
  Accounting fees                          9,377         7,850         43,824
  Licenses and fees                          490           797          7,357
  Office expenses                             20            20          5,983
  Interest                                    19             0          1,505
  Advertising                                  0             0            514
  State taxes                                 10            10            414
  Supplies                                     0             0          2,215
  Salaries                                     0             0            989
  Insurance                                    0             0            893
  Travel                                       0           167          1,551
  Rent                                         0             0            500
  Depreciation                                 0             0            250
  Miscellaneous                                0             0            107
  Printing                                     0             0             95
  Meals and entertainment                      0             0             70
                                       ---------     ---------      ---------

       Total expenses                      9,916         9,594        155,552
                                       ---------     ---------      ---------

Net income / (loss)                    $  (9,916)    $  (9,591)     $(149,329)
                                       =========     =========      =========

Basic earnings / (loss) per share      $    (.00)    $    (.O0)     $    (.07)
                                       =========     =========      =========



See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                            Statements of Cash Flows

                                                                         Cumulative
                                              Three-Month   Three-Month  from Inception
                                              Period        Period       (August 26,
Increase / (Decrease) in Cash                 Ended         Ended        1968) through
                                              March 31,     March 31,    March 31, 2003
                                                2003          2002       ("Unaudited")
                                              ---------     ---------    --------------
Operating activities:
  Net loss                                    $  (9,916)    $  (9,591)     $(149,329)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                   0             0            250
      Write-off of mining properties and
        exploration costs                             0             0         48,918
      Accrued interest                               19             0              0
      Common stock issued for interest
        and services                                  0             0          1,340
                                              ---------     ---------      ---------
  Net cash used in operating activities          (9,897)       (9,591)       (98,821)
                                              ---------     ---------      ---------

Financing activities:
  Loans from stockholders                             0             0         24,000
  Sale of common stock to related parties         8,000             0         73,660
  Sale of common stock to investor                5,000             0          5,000
                                              ---------     ---------      ---------
Net cash provided by financing activities        13,000             0        102,660
                                              ---------     ---------      ---------

Net increase (decrease) in cash and
  cash equivalents                                3,103        (9,591)         3,839

Cash and cash equivalents, beginning of
  the period                                        736        10,637              0
                                              ---------     ---------      ---------

Cash and cash equivalents, end of the
  period                                      $   3,839     $   1,046      $   3,839
                                              =========     =========      =========

Supplemental cash flow information:
  Cash paid during the period for interest    $       0     $       0      $     121

Noncash investing and financing activity:
  Acquisition of fixed assets using stock     $       0     $       0      $  49,018
  Write-off of impaired assets                $       0     $       0      $ (48,918)
  Common stock issued to pay stockholder
    notes plus accrued interest               $   3,044     $       0      $  25,365
  Common stock issued to pay consulting fees  $       0     $       0      $   1,250




See accompanying summary of accounting policies, notes to financial statements and independent accountants review report.


                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                 Statements of Stockholders' Equity / (Deficit)
               Inception (August 26, 1968) through March 31, 2003


                                                                     Adjustment       Deficit accum.  Total
                                        Number of                    for stock sold   during the      stockholder's
                                        shares         Common        for less than    development     equity
                                        outstanding    stock         par value        stage           (deficit)
                                        -----------    -----------   --------------   -------------   -------------
Inception (August 26, 1968)
through December 31, 1998:
Stock issued for mineral rights
at $.05 per share (Note 1)                  192,559    $     9,627    $        --      $        --     $     9,627

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for cash, legal
fees, and other expenses                  1,075,507         53,776        (15,769)              --          38,007

December 8, 1987: Stock
issued to the City of Wallace,
Idaho for mining lease at $.05
per share (Note 1)                          100,000          5,000             --               --           5,000

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for promotional,
exploration and development
costs                                       700,000         35,000             --               --          35,000

Cumulative losses from
inception (August 26, 1968)
through December 31, 1997                        --             --             --          (77,966)        (77,966)

November 4, 1999 - Stock
issued for cash at $.01 per share         1,100,000         55,000        (44,000)              --          11,000

Cumulative losses from inception
(August 26, 1968) through
December 31, 2000                                --             --             --          (94,570)        (94,570)

December 24, 2001 - Stock
issued for cash and stockholder
notes at $.025 per share                  1,293,620         64,681        (32,341)              --          32,340

Net loss for the year ended
December 31, 2001                                --             --             --          (25,667)        (25,667)

June 13, 2002 - Recapitalization
of $.05 par common stock into no
par stock (Note 1)                               --        (92,110)        92,110               --              --

June 13, 2002 - Stock issued for
cash at $.025 per share (Note 2)            200,000          5,000             --               --           5,000

August 8, 2002 - Stock issued for
consulting at $.025 per share (Note 2)       50,000          1,250             --               --           1,250

Net loss for the year ended
December 31, 2002                                --             --             --          (19,176)        (19,176)
                                        -----------    -----------    -----------      -----------     -----------



                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                 Statements of Stockholders' Equity / (Deficit)
               Inception (August 26, 1968) through March 31, 2003


                                                                     Adjustment       Deficit accum.  Total
                                        Number of                    for stock sold   during the      stockholder's
                                        shares         Common        for less than    development     equity
                                        outstanding    stock         par value        stage           (deficit)
                                        -----------    -----------   --------------   -------------   -------------


Balances at Dec. 31, 2002                 4,711,686        137,224             --         (139,413)         (2,189)

January 13, 2003 - Stock issued for
cash at $.05 per share (Note 2)             100,000          5,000             --               --           5,000

March 15, 2003 - Stock issued for
stockholder notes and accrued
interest at $.05 per share (Note 2)         220,872         11,044             --               --          11,044

Net loss for the three-month period
ended March 31, 2003                             --             --             --           (9,916)         (9,916)
                                        -----------    -----------    -----------      -----------     -----------

Balances at March 31, 2003                5,032,558    $   153,268    $        --      $  (149,329)    $     3,939
                                        ===========    ===========    ===========      ===========     ===========















See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                Three-Month Periods Ended March 31, 2003 and 2002
                 and Cumulative from Inception (August 26,1968)
                             through March 31, 2003


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

Equipment:
----------
The Company's only equipment is office furniture, which is fully depreciated as of March 31, 2003.

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

Taxes:
------
The Company has no income tax liability or expense for any year from inception (August 26, 1968) through December 31, 2002 due to tax losses generated or carried forward from prior years. As of December 31, 2002, the Company has tax net operating loss carryforwards aggregating $113,075, which expire through the year 2023. A valuation allowance has been recorded for the full value of the deferred tax asset for loss carryforwards since realization in future years is uncertain. The valuation allowance increased by $14,985 in 2002 due to the net loss of $16,176 for the year, less $4,191 in expiring loss carryforwards.








See accompanying independent accountant's review report and notes to financial statements.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                         Summary of Accounting Policies
                Three-Month Periods Ended March 31, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2003


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

Earnings / (Loss) Per Share
---------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS of the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period presented, which aggregated 4,742,464 and 4,461,686 for the quarters ended March 31, 2003 and 2002, respectively, and 2,070,562 for the cumulative period from inception (August 26, 1968) through March 31, 2003. The Company did not present Diluted EPS, since the result was either immaterial or anti-dilutive.

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

These FASB statements did not or are not expected to, have a material impact on the Company's financial position and/or results of operations.





See accompanying independent accountant's review report and notes to financial statements.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                           Notes Financial Statements
                Three-Month Periods Ended March 31, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2003


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

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                           Notes Financial Statements
                Three-Month Periods Ended March 31, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2003


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

On January 13, 2003, the Company approved the sale of 100,000 shares of comon stock to an investor for $5,000 cash ($.05 per share).

During 2002, two stockholders loaned the Company $3,000 to finance the Company's operations. The loans were unsecured, due on demand, with interest at 8% per annum. On March 15, 2003, the Company approved the conversion of these loans plus $43.56 in accrued interst, plus $8,000 of additional cash, for 220,872 shares of common stock at $.05 per share. One of these stockholders is the President and Chairman of the Board of the Company.

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


Note 3 - Commitment and Contingency:
------------------------------------

In order to acquire the mineral rights on property owned by the City of Wallace, Idaho, on December 8, 1987, the Company issued 100,000 shares of common stock to the City of Wallace in exchange for a 25-year mining lease which granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property within the exterior geographical boundaries of the City of Wallace, Idaho. This lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and develop the property, taking into account economic conditions existing and the condition of the mining industry in general, including the market price of precious metals. In addition to the stock which was issued, the City of Wallace retained a 30% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development, or rights of access for any of the property. As of March 31, 2003, no such payments had been made or were owed in connection with this agreement.




See accompanying independent accountant's review report.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                          (a development stage company)
                           Notes Financial Statements
                Three-Month Periods Ended March 31, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                             through March 31, 2003


Note 5 - Going Concern
----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $149,329 in cumulative losses since its inception, and has limited working capital at March 31, 2003. These factors raise substantial doubt about its ability to continue as a going concern. However, as funds are needed to finance the Company's continuing existence, management intends to make additional personal loans to the Company, sell additional shares of stock, and/or arrange for other borrowings as needed. If management is unable to accomplish their objectives within a reasonable timetable, or runs out of funds, the Company will remain nonoperational until funds are again available to move it forward. In any event, management will not allow the Company to fall into arrears with regard to its Idaho state corporate charter.













See accompanying independent accountant's review report.

                                     Item 2.

                      Management's Discussion and Analysis

General

         Since incorporation, the Company's only business activity has been organizational matters and acquiring interests in subsurface mineral rights. The Company filed its Form 10-SB on January 22, 2001, its Annual Form 10-KSB on March 5, 2002, and its quarterly and annual filings thereafter. The Company has limited working capital as of March 31, 2003. The Company feels it has in hand sufficient funds to conduct its business activities planned for the next twelve months.

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

         Sale of securities to the general public;

         Private placement of securities;

         Arrange for borrowing;

         Loans which one of the directors and a shareholder have indicated a willingness to make.

                                     PART II

                                     Item 1.

                                Legal Proceedings

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                     Item 2.

                              Changes in Securities

Neither the rights of the registrant's security holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. On January 13, 2003, the registrant issued 100,000 shares of restricted common stock to an unrelated investor through a private placement. On March 15, 2003, the Company converted loans for restricted common stock, plus $8,000 dollars in cash, for 220,872 shares of common stock at a price of $.05 per share. One of the stockholders is the President and Chairman of the Board of the Company.

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


                                       WALLACE RESOURCES, INC.

Date: June 10, 2003                    By: /s/ Lewis R. Higgins
                                          --------------------------------
                                          Lewis R. Higgins, President

                                 CERTIFICATION

I, Lewis R. Higgins, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Wallace Resources Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated:  May 16, 2003             Signed: /s/ Lewis R. Higgins
                                         ------------------------------
                                         Lewis R. Higgins
                                         Chief Executive Officer, and
                                         Chief Financial Officer