Form 10QSB
period 2003-06-30
WALLACE SILVER INC
filed 2003-08-06
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR !5(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2003



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



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has   been  subject  to  such  filing  requirements   for   the   past   90
days.  YES xx   NO
          ----    ----

The number of outstanding shares of the registrant's common stock at June 30, 2003, was 5,032,558.

                         PART I - FINANCIAL INFORMATION

                                                                        Page

 Item 1.     Financial Statements                                       2-11
 Item 2.     Management's Discussion and Analysis                        14

                           PART II - OTHER INFORMATION

 Item 1.     Legal Proceedings                                           15
 Item 2.     Changes in Securities                                       15
 Item 3.     Defaults Upon Senior Securities                             15
 Item 4.     Submission of Matters to a Vote of Security Holders         15
 Item 5.     Other Information                                           15
 Item 6.     Exhibits and Reports on Form 8-K                            15


                                     PART I

                                     Item 1.

                              Financial Statements

         The reviewed financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The reviewed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to form 1O-QSB and Item 310(b) of Regulation S-B. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objectives of which is the expression of an opinion regarding the financial statements taken as a whole. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended
June 30, 2003, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

                             WALLACE RESOURCES INC.
                          (a development stage company)

                              Financial Statements

                 Six-Month Periods Ended June 30, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2003

                             WALLACE RESOURCES INC.
                          (a development stage company)
                 Six-Month Periods Ended June 30, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2003

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

                     Independent Accountant's Review Report


Board of Directors
Wallace Resources Inc.
Spokane, Washington

I have reviewed the accompanying balance sheets of Wallace Resources Inc. (a development stage company) as of June 30, 2003, and the statements of loss, cash flows, and stockholders' equity for the six-month periods ended June 30, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Wallace Resources, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $152,238 in cumulative losses since its inception, and has limited working capital at June 30, 2003. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




/s/ Dan R. Harman, C.P.A., P.S.
-------------------------------
Dan R. Harman, C.P.A., P.S.
Spokane, Washington

July 16, 2003

                             WALLACE RESOURCES INC.
                          (a development stage company)
                                  Balance Sheet
                                  June 30, 2003




                                     Assets
                                     ------

Current asset, cash and cash equivalents                       $     930

Office equipment, at cost less $250 accumulated depreciation          --

Other assets, mining claims and capitalized promotional,
  exploration and development costs (Notes 2 and 3)                  100
                                                               ---------

                  Total assets                                 $   1,030
                                                               =========


                      Liabilities and Stockholders' Equity
                      ------------------------------------


Liabilities                                                    $      --

Commitments and contingencies (Notes 4 and 5)

Stockholders' Equity:
  Common stock -- no par; 150,000,000 shares authorized,
    5,032,558 shares issued and outstanding (Note 1 and 2)       153,268
  Deficit accumulated during the development stage              (152,238)
                                                               ---------

         Total stockholders' equity                                1,030
                                                               ---------

                 Total liabilities and stockholders' equity    $   1,030
                                                               =========



See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.

                             WALLACE RESOURCES INC.
                          (a development stage company)
                               Statements of Loss

                                                                  Cumulative
                                       Six-Month     Six-Month    from Inception
                                       Period        Period       (August 26,
                                       Ended         Ended        1968) through
                                       June 30,      June 30,     June 30, 2003
                                         2003          2002       ("Unaudited")
                                       ---------     ---------    --------------
Revenues:
  Interest                             $       0     $       0      $   5,628
  Other income                                 0             0            595
                                       ---------     ---------      ---------
       Total revenues                          0             0          6,223
                                       ---------     ---------      ---------

Expenses:
  Write down for impairment of long-
    lived assets (Note 3)                      0             0         48,918
  Legal fees                               1,007           705         41,374
  Accounting fees                         10,973         1,000         45,420
  Office expenses                             27            48          7,363
  Licenses and fees                          790           270          6,283
  Supplies                                     0             0          2,215
  Salaries                                     0             0            989
  Insurance                                    0             0            893
  Travel                                       0             0          1,551
  Interest                                    18             0          1,505
  Rent                                         0             0            500
  Advertising                                  0             0            514
  State taxes                                 10             0            414
  Depreciation                                 0             0            250
  Miscellaneous                                0             0            107
  Printing                                     0             0             95
  Meals and entertainment                      0             0             70
                                       ---------     ---------      ---------

       Total expenses                     12,825         2,023        158,461
                                       ---------     ---------      ---------

Net loss                               $ (12,825)    $  (2,023)     $(152,238)
                                       =========     =========      =========

Basic loss per share                   $    (.00)    $    (.O0)     $    (.07)
                                       =========     =========      =========



See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.


                             WALLACE RESOURCES INC.
                          (a development stage company)
                            Statements of Cash Flows

                                                                         Cumulative
                                              Six-Month     Six-Month    from Inception
                                              Period        Period       (August 26,
Increase / (Decrease) in Cash                 Ended         Ended        1968) through
                                              June 30,      June 30,     June 30, 2003
                                                2003          2002       ("Unaudited")
                                              ---------     ---------    --------------
Operating activities:
  Net loss                                    $ (12,825)    $  (2,023)     $(152,238)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                   0             0            250
      Write-off of mining properties and
        exploration costs                             0             0         48,918
      Accrued interest due stockholders              19             0              0
      Common stock issued for interest                0             0          1,340
                                              ---------     ---------      ---------
  Net cash used in operating activities         (12,806)       (2,023)      (101,730)
                                              ---------     ---------      ---------

Financing activities:
  Loans from stockholders                             0             0         24,000
  Sale of common stock to related parties         8,000         5,000         73,660
  Sale of common stock to investor                5,000             0          5,000
                                              ---------     ---------      ---------
Net cash provided by financing activities        13,000         5,000        102,660
                                              ---------     ---------      ---------

Net increase (decrease) in cash and
  cash equivalents                                  194         2,977            930

Cash and cash equivalents, beginning of
  the period                                        736         1,046              0
                                              ---------     ---------      ---------

Cash and cash equivalents, end of the
  period                                      $     930     $   4,023      $     930
                                              =========     =========      =========

Supplemental cash flow information:
  Cash paid during the period for interest    $       0     $       0      $     121

Noncash investing and financing activity:
  Acquisition of fixed assets using stock     $       0     $       0      $  49,018
  Write-off of impaired assets                $       0     $       0      $ (48,918)
  Common stock issued to pay stockholder
    notes plus accrued interest               $   3,044     $       0      $  25,365
  Common stock issued to pay consulting fees  $       0     $       0      $   1,250



See accompanying summary of accounting policies, notes to financial statements and independent accountants review report.


                             WALLACE RESOURCES INC.
                          (a development stage company)
                       Statements of Stockholders' Equity
                Inception (August 26, 1968) through June 30, 2003


                                                                     Adjustment       Deficit accum.  Total
                                        Number of                    for stock sold   during the      stockholder's
                                        shares         Common        for less than    development     equity
                                        outstanding    stock         par value        stage           (deficit)
                                        -----------    -----------   --------------   -------------   -------------
Inception (August 26, 1968)
through December 31, 1998:
Stock issued for mineral rights
at $.05 per share (Note 2)                  192,559    $     9,627    $        --      $        --     $     9,627

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for cash, legal
fees, and other expenses                  1,075,507         53,776        (15,769)              --          38,007

December 8, 1987: Stock
issued to the City of Wallace,
Idaho for mining lease at $.05
per share (Note 2)                          100,000          5,000             --               --           5,000

Inception (August 26, 1968)
through December 31, 1998:
Stock issued for promotional,
exploration and development
costs                                       700,000         35,000             --               --          35,000

November 4, 1999 - Stock
issued for cash at $.01 per share         1,100,000         55,000        (44,000)              --          11,000

December 24, 2001 - Stock
issued for cash and stockholder
notes at $.025 per share                  1,293,620         64,681        (32,341)              --          32,340

Cumulative losses from inception
(August 26, 1968) through
December 31, 2001                                --             --             --         (120,237)       (120,237)

June 13, 2002 - Recapitalization
of $.05 par common stock into no
par stock (Note 1)                               --        (92,110)        92,110               --              --

June 13, 2002 - Stock issued for
cash at $.025 per share (Note 2)            200,000          5,000             --               --           5,000

August 8, 2002 - Stock issued for
consulting at $.025 per share (Note 2)       50,000          1,250             --               --           1,250

Net loss for the year ended
December 31, 2002                                --             --             --          (19,176)        (19,176)
                                        -----------    -----------    -----------      -----------     -----------
Balances at Dec. 31, 2002                 4,711,686        137,224             --         (139,413)         (2,189)



                             WALLACE RESOURCES INC.
                          (a development stage company)
                 Statements of Stockholders' Equity / (Deficit)
               Inception (August 26, 1968) through March 31, 2003


                                                                     Adjustment       Deficit accum.  Total
                                        Number of                    for stock sold   during the      stockholder's
                                        shares         Common        for less than    development     equity
                                        outstanding    stock         par value        stage           (deficit)
                                        -----------    -----------   --------------   -------------   -------------

January 13, 2003 - Stock issued for
cash at $.05 per share (Note 2)             100,000          5,000             --               --           5,000

March 15, 2003 - Stock issued for
stockholder notes and accrued
interest at $.05 per share (Note 2)         220,872         11,044             --               --          11,044

Net loss for the six-month period
ended June 30, 2003                              --             --             --          (12,825)        (12,825)
                                        -----------    -----------    -----------      -----------     -----------

Balances at March 31, 2003                5,032,558    $   153,268    $        --      $  (152,238)    $     1,030
                                        ===========    ===========    ===========      ===========     ===========























See accompanying summary of accounting policies, notes to financial statements and independent accountant's review report.

                             WALLACE RESOURCES INC.
                          (a development stage company)
                         Summary of Accounting Policies
                 Six-Month Periods Ended June 30, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2003


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

                             WALLACE RESOURCES INC.
                          (a development stage company)
                         Summary of Accounting Policies
                 Six-Month Periods Ended June 30, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2003


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

Earnings / (Loss) Per Share
---------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS") that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS of the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period presented, which aggregated 5,032,558 and 4,499,049 for the quarters ended June 30, 2003 and 2002, respectively, and 2,185,611 for the cumulative period from inception (August 26, 1968) through April 30, 2003. The Company did not present Diluted EPS, since the result was either immaterial or anti-dilutive.

Recent Accounting Pronouncements
--------------------------------
The Financial Accounting Standards Board ("FASB") recently issued the following statements:
     FASB 144 - Accounting for the Impairment or Disposal of Long-Lived Assets FASB 145 - Rescission of SFAS 4, 44, and 64 and Amendment of SFAS 13
     FASB 146 - Accounting for Costs Associated with Exit or Disposal Activities FASB 147 - Acquisitions of Certain Financial Institutions
     FASB 148 - Accounting for Stock-Based Compensation
     FASB 149 - Amendment  of  SFAS 133  on  Derivative Instruments  and Hedging
                Activities
     FASB 150 - Accounting for Cetain Financial Instruments with Characteristics of both Liabilities and Equity

These FASB statements did not, or are not expected to, have a material impact on the Company's financial position and/or results of operations.





See accompanying independent accountant's review report and notes to financial statements.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                           Notes Financial Statements
                 Six-Month Periods Ended June 30, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2003


Note 1- Recapitalization and Name Change:
-----------------------------------------

On June 13, 2002, the Board of Directors of Wallace Silver Inc. approved the following actions:
    o    Increase   the  authorized  number of common  shares from  5,000,000 to
         150,000,000;
    o Change all authorized and issued and outstanding shares from $.05 per share par value to no par;
    o    Change the Company's name to Wallace Resources Inc.; and
    o    Authorize the sale of 200,000 shares of stock, as described in Note 2.

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

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                           Notes Financial Statements
                 Six-Month Periods Ended June 30, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2003


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

On January 13, 2003, the Company approved the sale of 100,000 shares of common stock to an investor for $5,000 cash ($.05 per share).

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


Note 3 - Commitment and Contingency:
------------------------------------

In order to acquire the mineral rights on property owned by the City of Wallace, Idaho, on December 8, 1987, the Company issued 100,000 shares of common stock to the City of Wallace in exchange for a 25-year mining lease which granted the Company the exclusive right and privilege to mine for and extract any and all minerals which may underlie the surface of the real property within the exterior geographical boundaries of the City of Wallace, Idaho. This lease is renewable for an additional 25 years if the Company is and has been pursuing efforts to interest a third party to explore and develop the property, taking into account economic conditions existing and the condition of the mining industry in general, including the market price of precious metals. In addition to the stock which was issued, the City of Wallace retained a 30% interest in any and all gross payments received under any lease or other mining agreement pertaining to any production, exploration, development, or rights of access for any of the property. As of June 30, 2003, no such payments had been made or were owed in connection with this agreement.




See accompanying independent accountant's review report.

                             WALLACE RESOURCES INC.
                          Formerly WALLACE SILVER INC.
                           Notes Financial Statements
                 Six-Month Periods Ended June 30, 2003 and 2002
                 and Cumulative from Inception (August 26, 1968)
                              through June 30, 2003



Note 5 - Going Concern
----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development state enterprise engaged in acquiring and holding ownership in subsurface mineral rights, and has not experienced any significant business activity since 1989. The Company has never shown profits from operations, has $152,238 in cumulative losses since its inception, and has limited working capital at June 30, 2003. These factors raise substantial doubt about its ability to continue as a going concern. However, as funds are needed to finance the Company's continuing existence, management intends to make additional personal loans to the Company, sell additional shares of stock, and/or arrange for other borrowings as needed. If management is unable to accomplish their objectives within a reasonable timetable, or runs out of funds, the Company will remain nonoperational until funds are again available to move it forward. In any event, management will not allow the Company to fall into arrears with regard to its Idaho state corporate charter.













See accompanying independent accountant's review report.

                                     Item 2.

                      Management's Discussion and Analysis

General

         Since incorporation, the Company's only business activity has been organizational matters and acquiring interests in subsurface mineral rights. The Company filed its Form 10-SB on January 22, 2001, its Annual Form 10-KSB on March 5, 2002, and its quarterly and annual filings thereafter. The Company has limited working capital as of June 30, 2003. The Company feels it has in hand sufficient funds to conduct its business activities planned for the next twelve months.

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


                                       WALLACE RESOURCES, INC.

Date: July 16, 2003                    By: /s/ Lewis R. Higgins
                                          --------------------------------
                                          Lewis R. Higgins, President

             CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICER
                                  PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wallace Resources Inc. on Form 10-QSB for the quarter ended June 30, 2003, I, Lewis R. Higgins, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      the Quarterly  Report fully complies with the  requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
         (2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated:  July 16, 2003             Signed: /s/ Lewis R. Higgins
                                         ------------------------------
                                         Lewis R. Higgins
                                         Chief Executive Officer, and
                                         Chief Financial Officer

I, Lewis R. Higgins, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Wallace Resources Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relation to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 50 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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




Dated:  July 16, 2003             Signed: /s/ Lewis R. Higgins
                                         ------------------------------
                                         Lewis R. Higgins
                                         Chief Executive Officer, and
                                         Chief Financial Officer