Form 10QSB
period 2003-09-30
SYSTEMS EVOLUTION INC
filed 2003-12-22
CIK 104375

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                        FORM 10-Q
                                     QUARTERLY REPORT

                            PURSUANT TO SECTION 13 OR 15 (D)
                                          of the
                          SECURITIES AND EXCHANGE ACT OF 1934

                        For the quarter ended September 30, 2003


                                    Systems evolution, INC.
                             (Formerly Wallace Resources, Inc.)
                   (Exact name of registrant as specified in its charter)

                                           IDAHO
             (State or other jurisdiction of incorporation or organization)

                                         82-0291029
                             (IRS Employer Identification Number)

                                10707 Corporate Drive, Suite 156
                                   Stafford, Texas 77477
                           (Address of principal executive offices)

                                Robert C. Rhodes, President
                                 Systems Evolution, Inc.
                          10707 Corporate Drive, Suite 156
                              Stafford, Texas 77477
                     (Name and address of agent for service)

                                   (281) 265-7075
             (Telephone number, including area code of agent for service)



         Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                                        X     Yes               No
                                     -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at December 22, 2003
                  -----                         --------------------------------
       Common Stock, no par value                             5,032,058

===============================================================================

THE FOLLOWING FINANCIALS WERE NOT AUDITED BY AN INDEPENDENT AUDITOR.


Balance Sheet

                                                            Sep 30, 02
                                                       -----------------
ASSETS
      Current Assets
           Checking/Savings
               Checking Accounts
                   Sterling Bank                              25,750.96
                                                       -----------------
               Total Checking Accounts                        25,750.96
                                                       -----------------
           Total Checking/Savings                             25,750.96
           Accounts Receivable
               Accounts Receivable                           267,644.93
                                                       -----------------
           Total Accounts Receivable                         267,644.93
           Other Current Assets
               Prepaid Federal Income Taxes                        0.48
               Scottrade Brokerage Account                    40,025.00
                                                       -----------------
           Total Other Current Assets                         40,025.48
                                                       -----------------
      Total Current Assets                                   333,421.37
      Fixed Assets
           FA Computers
               Accumulated Depreciation                      -49,938.00
               Original Cost                                  72,484.16
                                                       -----------------
           Total FA Computers                                 22,546.16
           FA Office Furniture & Equipment
               Accumulated Depreciation                      -63,662.00
               Original Cost                                  68,053.28
                                                       -----------------
           Total FA Office Furniture & Equipment               4,391.28
           FA Vehicles
               Accumulated Depreciation                      -10,694.00
               Original Cost                                  61,494.00
                                                       -----------------
           Total FA Vehicles                                  50,800.00
                                                       -----------------
      Total Fixed Assets                                      77,737.44
      Other Assets
           Notes to officers
               Note - #1 RCR                                  31,043.90
                                                       -----------------
           Total Notes to officers                            31,043.90
                                                       -----------------
      Total Other Assets                                      31,043.90
                                                       -----------------
TOTAL ASSETS                                                 442,202.71
                                                       =================
LIABILITIES & EQUITY
      Liabilities
           Current Liabilities
               Accounts Payable
                   Accounts Payable                            4,563.17
                                                       -----------------
               Total Accounts Payable                          4,563.17
               Credit Cards
                   American Express
                       AMEX - ERT                              1,013.17
                       AMEX - JDM                                416.89
                       AMEX - RCR                             11,597.25
                       American Express - Other                  281.39
                                                       -----------------
                   Total American Express                     13,308.70
                   Expense Accounts
                       Anderson, Patrick L.                      201.08
                       ARR                                        53.07
                       KJC                                       284.86
                       Rhodes, Robert C.                         -48.08
                       TCE                                       150.00
                                                       -----------------
                   Total Expense Accounts                        640.93
                   Lines of Credit
                           American Express Centurian
                       Bank                                   23,358.37
                                                       -----------------
                   Total Lines of Credit                      23,358.37
                                                       -----------------
               Total Credit Cards                             37,308.00
               Other Current Liabilities
                   Payroll Liabilities
                       401K Contributions                      5,648.40
                       Section 125 - Cafeteria Plan            1,503.03
                                                       -----------------
                   Total Payroll Liabilities                   7,151.43
                   Sales Tax Payable                             -19.58
                                                       -----------------
               Total Other Current Liabilities                 7,131.85
                                                       -----------------
           Total Current Liabilities                          49,003.02
           Long Term Liabilities
               LT Loans
                   Classroom (Sterling Bank)                   5,828.11
                   Ford Credit - 2001 Towncar                 25,820.64
                   Sterling Bank Term Loan (LOC)             149,196.81
                                                       -----------------
               Total LT Loans                                180,845.56
                                                       -----------------
           Total Long Term Liabilities                       180,845.56
                                                       -----------------
      Total Liabilities                                      229,848.58
      Equity
           Capital Stock                                       1,000.00
           Retained Earnings                                 213,576.18
           Net Income                                         -2,222.05
                                                       -----------------
      Total Equity                                           212,354.13
                                                       -----------------
TOTAL LIABILITIES & EQUITY                                   442,202.71
                                                       =================



Statements of Cash Flow

                                                                 Jan - Sep
                                                                     02
                                                                 -----------
          OPERATING ACTIVITIES
              Net Income                                         -136,538.25
              Adjustments to reconcile Net Income to net
              cash provided by operations:
                  Accounts Receivable                            -41,608.60
                  Prepaid Federal Income Taxes                     4,547.00
                  Accounts Payable                               -44,779.82
                  American Express                                   281.39
                  American Express:AMEX - ERT                     -4,935.34
                  American Express:AMEX - JDM                       -763.60
                  American Express:AMEX - RCR                      8,385.16
                  Expense Accounts:Anderson, Patrick L.              201.08
                  Expense Accounts:ARR                                53.07
                  Expense Accounts:ERT                             2,131.19
                  Expense Accounts:KJC                               284.86
                  Expense Accounts:Rhodes, Robert C.                 -48.08
                  Expense Accounts:TCE                               150.00
                  Lines of Credit:American Express Centurian
                  Bank                                            23,358.37
                  Long Term Loans:Southwest Bank of Texas LOC    -50,000.00
                  Payroll Liabilities:401K Contributions            -452.05
                  Payroll Liabilities:Section 125 - Cafeteria
                  Plan                                              -826.44
                  Sales Tax Payable                                 -354.09
                                                                 -----------
          Net cash provided by Operating Activities              -240,914.15
          INVESTING ACTIVITIES
              FA Computers:Original Cost                          -3,123.72
                                                                 -----------
          Net cash provided by Investing Activities               -3,123.72
          FINANCING ACTIVITIES
              LT Loans:Classroom (Sterling Bank)                   5,828.11
              LT Loans:Ford Credit - 2001 Towncar                 -5,379.30
              LT Loans:Sterling Bank Term Loan (LOC)             149,196.81
                                                                 -----------
          Net cash provided by Financing Activities              149,645.62
                                                                 -----------
      Net cash increase for period                               -94,392.25
      Cash at beginning of period                                120,143.21
                                                                 -----------
Cash at end of period                                             25,750.96
                                                                 ===========


Statements of Cash Flow

                                                                   Jul -
                                                                   Sep 02
                                                                 ----------
          OPERATING ACTIVITIES
              Net Income                                          2,710.81
              Adjustments to reconcile Net Income
              to net cash provided by operations:
                  Accounts Receivable                            37,296.45
                  Accounts Payable                               -12,519.20
                  American Express                                  281.39
                  American Express:AMEX - ERT                    -2,498.87
                  American Express:AMEX - JDM                       302.59
                  American Express:AMEX - RCR                     8,116.67
                  Expense Accounts:Anderson, Patrick L.             617.39
                  Expense Accounts:ARR                               53.07
                  Expense Accounts:ERT                              -56.08
                  Expense Accounts:KJC                              284.86
                  Expense Accounts:Rhodes, Robert C.                -24.62
                  Expense Accounts:TCE                               97.32
                  Lines of Credit:American Express Centurian
                  Bank                                           23,358.37
                  Payroll Liabilities:401K Contributions           -889.95
                  Payroll Liabilities:Section 125 - Cafeteria
                  Plan                                              580.17
                  Sales Tax Payable                                 -79.80
                                                                 ----------
          Net cash provided by Operating Activities              57,630.57
          FINANCING ACTIVITIES
              LT Loans:Classroom (Sterling Bank)                 -5,849.90
              LT Loans:Ford Credit - 2001 Towncar                -1,613.79
              LT Loans:Sterling Bank Term Loan (LOC)             -25,000.00
                                                                 ----------
          Net cash provided by Financing Activities              -32,463.69
                                                                 ----------
      Net cash increase for period                               25,166.88
      Cash at beginning of period                                   584.08
                                                                 ----------
Cash at end of period                                            25,750.96
                                                                 ==========



                                                   Jan - Sep 02
                                                 -----------------
      Ordinary Income/Expense
              Income
                  Consulting                         1,152,025.01
                  Monthly Recurring                      3,190.00
                  Other Regular Income                     537.93
                  Product Sales
                      Course Manuals                     1,000.00
                      SEI Products                       4,000.00
                                                 -----------------
                  Total Product Sales                    5,000.00
                  Reimbursed Expenses                   18,079.36
                  Training                              22,600.00
                                                 -----------------
              Total Income                           1,201,432.30
                                                 -----------------
          Gross Profit                               1,201,432.30
              Expense
                  Automobile Expense
                      Gas Expense                        2,130.82
                      Mileage                            3,945.49
                      Servicing                            142.86
                                                 -----------------
                  Total Automobile Expense               6,219.17
                  Bank Service Charges                   1,035.67
                  Certification & Education
                      Dues                               4,200.00
                      Education                            716.00
                      Subscriptions                      1,642.47
                                                 -----------------
                  Total Certification &                  6,558.47
                  Education
                  Computers
                      Computer Lease                     6,187.49
                      Hardware                          24,098.92
                      Software                           6,215.99
                                                 -----------------
                  Total Computers                       36,502.40
                  Contributions                            400.00
                  Insurance
                      Liability Insurance                4,720.20
                      Work Comp                          6,736.40
                                                 -----------------
                  Total Insurance                       11,456.60
                  Interest Expense                       6,702.18
                  Office Expense
                      Postage and Delivery               1,276.97
                      Printing and Reproduction            716.41
                      Rent                              34,765.39
                      Supplies                           5,442.48
                                                 -----------------
                  Total Office Expense                  42,201.25
                  Payroll Expenses
                      401K Company Contribution         17,967.52
                      Benefits                           1,226.05
                      Payroll taxes                     34,130.84
                      Subcontract Labor                245,524.28
                      Wages                            435,787.27
                      Wages, PEO                       421,224.81
                                                 -----------------
                  Total Payroll Expenses             1,155,860.77
                  Professional Fees
                      Accounting                           975.00
                      Legal Fees                         2,007.00
                      Payroll service                    4,684.53
                                                 -----------------
                  Total Professional Fees                7,666.53
                  Sales & Marketing                     11,830.88
                  Taxes
                      Property Tax                          86.07
                      State                              1,504.26
                                                 -----------------
                  Total Taxes                            1,590.33
                  Travel & Ent
                      Car Rental                           122.93
                      Entertainment                     10,502.96
                      Hotel/Lodging                        603.15
                      Meals - 100% deductable            3,296.70
                      Meals - 50% deductable             5,518.54
                      Travel                             3,355.07
                      Travel & Ent - Other                  48.54
                                                 -----------------
                  Total Travel & Ent                    23,447.89
                  Utilities
                      Internet Access                   15,975.01
                      Telephone                          3,893.42
                      Telephone - Cellular               5,341.59
                                                 -----------------
                  Total Utilities                       25,210.02
                                                 -----------------
              Total Expense                          1,336,682.16
                                                 -----------------
      Net Ordinary Income                             -135,249.86
      Other Income/Expense
          Other Income
              Interest Income                            1,281.75
                                                 -----------------
          Total Other Income                             1,281.75
          Other Expense
              Other Expenses                             2,570.14
                                                 -----------------
          Total Other Expense                            2,570.14
                                                 -----------------
      Net Other Income                                  -1,288.39
                                                 -----------------
Net Income                                            -136,538.25
                                                 =================


                                                 Jul - Sep
                                                     02
                                                 -----------
      Ordinary Income/Expense
              Income
                  Consulting                     359,548.20
                  Monthly Recurring                  900.00
                  Reimbursed Expenses              2,483.33
                  Training                         8,700.00
                                                 -----------
              Total Income                       371,631.53
                                                 -----------
          Gross Profit                           371,631.53
              Expense
                  Automobile Expense
                      Gas Expense                    728.03
                      Mileage                      1,013.26
                                                 -----------
                  Total Automobile Expense         1,741.29
                  Bank Service Charges               291.00
                  Certification & Education
                      Education                      -99.00
                      Subscriptions                  411.29
                                                 -----------
                  Total Certification &              312.29
                  Education
                  Computers
                      Computer Lease               1,780.79
                      Hardware                     1,933.18
                      Software                     3,018.63
                                                 -----------
                  Total Computers                  6,732.60
                  Contributions                      400.00
                  Insurance
                      Liability Insurance            841.34
                      Work Comp                    2,725.60
                                                 -----------
                  Total Insurance                  3,566.94
                  Interest Expense                 3,313.85
                  Office Expense
                      Postage and Delivery           318.42
                      Printing and Reproduction     -183.71
                      Rent                         7,670.04
                      Supplies                     1,573.69
                                                 -----------
                  Total Office Expense             9,378.44
                  Payroll Expenses
                      401K Company Contribution    6,409.44
                      Benefits                       606.07
                      Subcontract Labor          106,109.69
                      Wages, PEO                 213,469.58
                                                 -----------
                  Total Payroll Expenses         326,594.78
                  Professional Fees
                      Legal Fees                     915.00
                      Payroll service              1,045.34
                                                 -----------
                  Total Professional Fees          1,960.34
                            Sales & Marketing 461.00
                  Travel & Ent
                      Entertainment                2,155.46
                      Hotel/Lodging                  466.55
                      Meals - 100% deductable      1,564.64
                      Meals - 50% deductable       1,810.24
                      Travel                       1,043.50
                      Travel & Ent - Other            48.54
                                                 -----------
                  Total Travel & Ent               7,088.93
                  Utilities
                      Internet Access              4,434.27
                      Telephone                    1,113.62
                      Telephone - Cellular         1,531.37
                                                 -----------
                  Total Utilities                  7,079.26
                                                 -----------
              Total Expense                      368,920.72
                                                 -----------
      Net Ordinary Income                          2,710.81
                                                 -----------
Net Income                                         2,710.81
                                                 ===========



Balance Sheet
                                                            Sep 30, 03
                                                       ------------------
ASSETS
      Current Assets
           Checking/Savings
               Checking Accounts
                   Sterling Bank                                 -205.82
                                                       ------------------
               Total Checking Accounts                           -205.82
                                                       ------------------
           Total Checking/Savings                                -205.82
           Accounts Receivable
               Accounts Receivable                            161,170.35
                                                       ------------------
           Total Accounts Receivable                          161,170.35
           Other Current Assets
               Scottrade Brokerage Account                     40,025.00
                                                       ------------------
           Total Other Current Assets                          40,025.00
                                                       ------------------
      Total Current Assets                                    200,989.53
      Fixed Assets
           FA Computers
               Accumulated Depreciation                       -53,005.00
               Original Cost                                   65,662.16
                                                       ------------------
           Total FA Computers                                  12,657.16
           FA Office Furniture & Equipment
               Accumulated Depreciation                       -65,418.00
               Original Cost                                   68,053.28
                                                       ------------------
           Total FA Office Furniture & Equipment                2,635.28
           FA Vehicles
               Accumulated Depreciation                        -7,960.00
               Original Cost                                   46,814.00
                                                       ------------------
           Total FA Vehicles                                   38,854.00
                                                       ------------------
      Total Fixed Assets                                       54,146.44
      Other Assets
           Notes to officers
               Note - #1 RCR                                      285.65
               Note - #3 Patrick L. Anderson                   20,000.00
                                                       ------------------
           Total Notes to officers                             20,285.65
                                                       ------------------
      Total Other Assets                                       20,285.65
                                                       ------------------
TOTAL ASSETS                                                  275,421.62
                                                       ==================
LIABILITIES & EQUITY
      Liabilities
           Current Liabilities
               Accounts Payable
                   Accounts Payable                            78,807.04
                                                       ------------------
               Total Accounts Payable                          78,807.04
               Credit Cards
                   American Express
                       AMEX - JDM                                 247.05
                       AMEX - RCR                               2,653.60
                       American Express - Other                    44.14
                                                       ------------------
                   Total American Express                       2,944.79
                   Expense Accounts
                       Anderson, Patrick L.                    20,333.92
                       Muegge, Jennifer D.                        -44.95
                       Rhodes, Robert C.                        1,654.03
                                                       ------------------
                   Total Expense Accounts                      21,943.00
                   Lines of Credit
                           American Express Centurian
                       Bank                                    27,426.79
                       Textron PurchaseLine                    23,732.14
                                                       ------------------
                   Total Lines of Credit                       51,158.93
                                                       ------------------
               Total Credit Cards                              76,046.72
               Other Current Liabilities
                   Payroll Liabilities
                       401K Contributions                       1,017.61
                       Accrued Payroll (not paid)              13,000.00
                                                       ------------------
                   Total Payroll Liabilities                   14,017.61
                   Sales Tax Payable                              765.44
                                                       ------------------
               Total Other Current Liabilities                 14,783.05
                                                       ------------------
           Total Current Liabilities                          169,636.81
           Long Term Liabilities
               LT Loans
                   Ford Credit - 2001 Towncar                  19,365.48
                   Sterling Bank Term Loan (LOC)              101,529.91
                                                       ------------------
               Total LT Loans                                 120,895.39
                                                       ------------------
           Total Long Term Liabilities                        120,895.39
                                                       ------------------
      Total Liabilities                                       290,532.20
      Equity
           Capital Stock                                       70,140.00
           Retained Earnings                                   63,645.51
           Net Income                                        -148,896.09
                                                       ------------------
      Total Equity                                            -15,110.58
                                                       ------------------
TOTAL LIABILITIES & EQUITY                                    275,421.62
                                                       ==================

                                                                  Jan - Sep 03
                                                               -----------------
          OPERATING ACTIVITIES
              Net Income                                             -297,712.33
              Adjustments to reconcile Net Income to net
              cash provided by operations:
                  Accounts Receivable                                  41,765.29
                  Accounts Payable                                     73,913.14
                  American Express:AMEX - JDM                             191.88
                  American Express:AMEX - RCR                           2,680.58
                  Expense Accounts:Anderson, Patrick L.                20,333.92
                  Expense Accounts:Muegge, Jennifer D.                    -44.95
                  Expense Accounts:Rhodes, Robert C.                    1,654.03
                  Lines of Credit:American Express Centurian
                  Bank                                                  9,661.65
                  Lines of Credit:Textron PurchaseLine                 23,732.14
                  Payroll Liabilities:401K Contributions               -2,055.52
                  Payroll Liabilities:Accrued Payroll (not
                  paid)                                                13,000.00
                  Payroll Liabilities:Section 125 - Cafeteria
                  Plan                                                 -2,043.12
                  Sales Tax Payable                                       745.66
                                                                 ---------------
          Net cash provided by Operating Activities                  -114,177.63
          INVESTING ACTIVITIES
              Notes to officers:Note - #1 RCR                          30,757.50
              Notes to officers:Note - #3 Patrick L. Anderson         -20,000.00
                                                                 ---------------
          Net cash provided by Investing Activities                    10,757.50
          FINANCING ACTIVITIES
              LT Loans:Ford Credit - 2001 Towncar                      -5,379.30
              LT Loans:Sterling Bank Term Loan (LOC)                  -35,475.09
              Capital Stock                                            69,140.00
              Retained Earnings                                        43,318.00
                                                                 ---------------
          Net cash provided by Financing Activities                    71,603.61
                                                                 ---------------
      Net cash increase for period                                    -31,816.52
      Cash at beginning of period                                      31,610.70
                                                               -----------------
Cash at end of period                                                    -205.82
                                                               =================



                                                                    Jul - Sep 03
                                                                 ---------------
          OPERATING ACTIVITIES
              Net Income                                             -92,483.08
              Adjustments to reconcile Net Income to net
              cash provided by operations:
                  Accounts Receivable                                  16,910.71
                  Accounts Payable                                     36,534.80
                  American Express:AMEX - JDM                            -204.42
                  American Express:AMEX - RCR                          -3,365.40
                  Expense Accounts:Anderson, Patrick L.                 6,778.07
                  Expense Accounts:Cooley, Carey                       -1,000.00
                  Expense Accounts:Rhodes, Robert C.                    1,985.73
                  Expense Accounts:Todd, Jennifer V.                       90.05
                  Expense Accounts:Zhou, Linda                          4,000.00
                  Lines of Credit:American Express Centurian
                  Bank                                                  4,483.88
                  Lines of Credit:Textron PurchaseLine                 23,732.14
                  Payroll Liabilities:401K Contributions               -1,700.48
                  Payroll Liabilities:Accrued Payroll (not
                  paid)                                                13,000.00
                                                                 ---------------
          Net cash provided by Operating Activities                     8,762.00
          INVESTING ACTIVITIES
              Notes to officers:Note - #1 RCR                          14,136.14
                                                                 ---------------
          Net cash provided by Investing Activities                    14,136.14
          FINANCING ACTIVITIES
              LT Loans:Ford Credit - 2001 Towncar                      -1,613.79
              LT Loans:Sterling Bank Term Loan (LOC)                   -9,400.00
                                                                 ---------------
          Net cash provided by Financing Activities                   -11,013.79
                                                                 ---------------
      Net cash increase for period                                     11,884.35
      Cash at beginning of period                                     -12,090.17
                                                                 ---------------
Cash at end of period                                                    -205.82
                                                                 ===============



                                                  Jan - Sep 03
                                                 ---------------
      Ordinary Income/Expense
              Income
                  Consulting                         482,599.82
                  Monthly Recurring                    8,373.00
                  Other Regular Income                67,956.85
                  Product Sales
                      Course Manuals                   3,150.00
                                                 ---------------
                  Total Product Sales                  3,150.00
                  Reimbursed Expenses                  1,750.23
                  Training                               800.00
                                                 ---------------
              Total Income                           564,629.90
              Cost of Goods Sold
                  Cost of Goods Sold                  21,753.19
                                                 ---------------
              Total COGS                              21,753.19
                                                 ---------------
          Gross Profit                               542,876.71
              Expense
                  Automobile Expense
                      Gas Expense                      1,317.80
                      Mileage                          1,080.74
                      Servicing                          108.38
                                                 ---------------
                  Total Automobile Expense             2,506.92
                  Bank Service Charges                 1,655.15
                  Certification & Education
                      Dues                             4,563.59
                      Education                          500.00
                      Subscriptions                      709.97
                                                 ---------------
                  Total Certification &                5,773.56
                  Education
                  Computers
                      Computer Lease                   5,407.34
                      Hardware                         2,559.22
                      Software                         1,334.89
                                                 ---------------
                  Total Computers                      9,301.45
                  Contributions                          108.25
                  Insurance
                      Liability Insurance                370.80
                      Insurance - Other                3,269.92
                                                 ---------------
                  Total Insurance                      3,640.72
                  Interest Expense                     9,211.70
                  Office Expense
                      Postage and Delivery             2,259.88
                      Printing and Reproduction        5,694.61
                      Rent                            26,916.87
                      Supplies                        10,476.37
                                                 ---------------
                  Total Office Expense                45,347.73
                  Payroll Expenses
                      401K Company Contribution        5,586.09
                      Benefits                           918.84
                      Subcontract Labor              236,638.85
                      Wages, PEO                     432,891.47
                                                 ---------------
                  Total Payroll Expenses             676,035.25
                  Professional Fees
                      Accounting                         925.00
                      Legal Fees                      15,705.00
                      Payroll service                  3,977.50
                      Professional Fees - Other        2,049.95
                                                 ---------------
                  Total Professional Fees             22,657.45
                  Sales & Marketing                      800.26
                  Taxes
                      Federal                            377.37
                      Property Tax                     3,121.58
                      Taxes - Other                       42.45
                                                 ---------------
                  Total Taxes                          3,541.40
                  Travel & Ent
                      Entertainment                    2,490.56
                      Meals - 100% deductable          6,531.87
                      Meals - 50% deductable           6,683.34
                      Travel                           7,610.80
                      Travel & Ent - Other               813.72
                                                 ---------------
                  Total Travel & Ent                  24,130.29
                  Utilities
                      Internet Access                 14,501.62
                      Telephone                        3,583.43
                      Telephone - Cellular             4,790.81
                                                 ---------------
                  Total Utilities                     22,875.86
                                                 ---------------
              Total Expense                          827,585.99
                                                 ---------------
      Net Ordinary Income                           -284,709.28
      Other Income/Expense
          Other Income
              Interest Income                            103.14
              Other Income                               775.85
                                                 ---------------
          Total Other Income                             878.99
          Other Expense
              Other Expenses
                  Bad A/R                              4,775.71
                  Other Expenses - Other               9,106.33
                                                 ---------------
              Total Other Expenses                    13,882.04
                                                 ---------------
          Total Other Expense                         13,882.04
                                                 ---------------
      Net Other Income                               -13,003.05
                                                 ---------------
Net Income                                          -297,712.33
                                                 ===============



                                                  Jul - Sep 03
                                                 ----------------
      Ordinary Income/Expense
              Income
                  Consulting                          184,909.55
                  Monthly Recurring                     2,289.70
                  Other Regular Income                  4,981.96
                  Training                                800.00
                                                 ----------------
              Total Income                            192,981.21
              Cost of Goods Sold
                  Cost of Goods Sold                    4,381.97
                                                 ----------------
              Total COGS                                4,381.97
                                                 ----------------
          Gross Profit                                188,599.24
              Expense
                  Automobile Expense
                      Gas Expense                         521.15
                      Mileage                             608.48
                      Servicing                            34.44
                                                 ----------------
                  Total Automobile Expense              1,164.07
                  Bank Service Charges                    316.25
                  Certification & Education
                      Dues                                149.00
                                                 ----------------
                  Total Certification &                   149.00
                  Education
                  Computers
                      Computer Lease                    2,362.58
                      Hardware                            959.38
                      Software                            166.42
                                                 ----------------
                  Total Computers                       3,488.38
                  Insurance                               568.27
                  Interest Expense                      4,389.13
                  Office Expense
                      Postage and Delivery                194.22
                      Printing and Reproduction            26.37
                      Rent                              9,998.73
                      Supplies                            647.84
                                                 ----------------
                  Total Office Expense                 10,867.16
                  Payroll Expenses
                      401K Company Contribution           742.70
                      Subcontract Labor                91,635.36
                      Wages, PEO                      139,015.38
                                                 ----------------
                  Total Payroll Expenses              231,393.44
                  Professional Fees
                      Legal Fees                        8,500.00
                      Payroll service                     700.00
                      Professional Fees - Other            99.95
                                                 ----------------
                  Total Professional Fees               9,299.95
                  Travel & Ent
                      Entertainment                       326.94
                      Meals - 100% deductable           3,608.81
                      Meals - 50% deductable            1,764.80
                      Travel                            1,510.17
                                                 ----------------
                  Total Travel & Ent                    7,210.72
                  Utilities
                      Internet Access                   4,346.29
                      Telephone                         1,155.34
                      Telephone - Cellular              1,958.61
                                                 ----------------
                  Total Utilities                       7,460.24
                                                 ----------------
              Total Expense                           276,306.61
                                                 ----------------
      Net Ordinary Income                             -87,707.37
      Other Income/Expense
          Other Expense
              Other Expenses
                  Bad A/R                               4,775.71
                                                 ----------------
              Total Other Expenses                      4,775.71
                                                 ----------------
          Total Other Expense                           4,775.71
                                                 ----------------
      Net Other Income                                 -4,775.71
                                                 ----------------
Net Income                                            -92,483.08
                                                 ================

                                    Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Rhodes, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of Systems Evolution, Inc. for the period ended September 30, 2003 (this
     "Report");
2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;
3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and
(c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 22, 2003


/S/
--------------------------------------
Robert C. Rhodes, CEO




                                                                    Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Rhodes, certify that:

7. I have reviewed the quarterly report on Form 10-QSB of Systems Evolution, Inc. for the period ended September 30, 2003 (this
     "Report");
8. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;
9. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;
10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
(e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and
(f) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
(c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
12. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 22, 2003


/S/
--------------------------------------
Robert C. Rhodes, CFO





                                                                      Exhibit 32

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Systems Evolution, Inc. ("Systems Evolution"), that, to his knowledge, the quarterly report on Form 10-QSB of Systems Evolution, Inc. for the period ended September 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of Systems Evolution.

Dated: December 22, 2003

/S/
--------------------------------------
Robert C. Rhodes, CEO


/S/
--------------------------------------
Robert C. Rhodes, CFO