Form 10QSB
period 2003-11-30
SYSTEMS EVOLUTION INC
filed 2004-01-20
CIK 104375

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

                     For the quarter ended November 30, 2003


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
                                        X     Yes               No
                                     -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at January 1, 2004
                  -----                         --------------------------------
       Common Stock, no par value               44,476,215



                             SYSTEMS EVOLUTION, INC.
                                   FORM 10-QSB
                  For the Third Quarter Ended November 30, 2003
                                [GRAPHIC OMITTED]


                                      INDEX

Part I. Financial Information
         Item 1.  Financial Statements
a. Consolidated Balance Sheet as of November 30, 2003
b. Consolidated Statement of Operations for the Three and Six Months Ended November 30, 2003 and 2002 c. Consolidated Statement of Cash Flows for the Six Months Ended November 30, 2003 and 2002 d. Notes to Consolidated Financial Statements
         Item 2.  Management's Discussion and Analysis
         Item 3.  Controls and Procedures

Part II. Other Information
         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Securities Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

Signatures
Certifications

                                [GRAPHIC OMITTED]



                          Part I. Financial Information
Item 1.  Financial Statements
Forward Looking Information

Various forward-looking statements have been made in this Form 10-QSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-QSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future revenues, gross margins and earnings, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future products, the success of competitive products, the success of the Company's programs to strengthen its operational and accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-QSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Financial Statements and Notes

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


                         SYSTEMS EVOLUTION INCORPORATED
                                  BALANCE SHEET
                                NOVEMBER 30, 2003
                                   (Unaudited)

                                                         ASSETS
CURRENT ASSETS:
   Cash                                                                                            $         9,301
   Accounts receivable - trade, net of allowance of $51,000                                                 91,533
                                                                                                   ---------------
            Total current assets                                                                           100,834

FURNITURE AND EQUIPMENT, net                                                                                41,022
                                                                                                   ---------------
            Total assets                                                                           $       141,856
                                                                                                   ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                                $        40,496
   Accrued expenses                                                                                         25,288
   Current portion, long - term debt                                                                         6,000
   Notes payable                                                                                           235,428
                                                                                                   ---------------
            Total current liabilities                                                                      307,212

LONG - TERM DEBT, net of current portion                                                                    12,290
                                                                                                   ---------------
            Total liabilities                                                                              319,502

Commitments

STOCKHOLDERS' DEFICIT:
   Common stock, no par value, 10,000,000 shares authorized, 44,500,000
      shares issued and outstanding                                                                         70,140
   Accumulated deficit                                                                                    (227,786)
   Stockholder receivable                                                                                  (20,000)
                                                                                                   ---------------
            Total stockholders' deficit                                                                   (177,646)
                                                                                                   ---------------

            Total liabilities and stockholders' deficit                                            $       141,856
                                                                                                   ===============




                         SYSTEMS EVOLUTION INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                        SIX MONTHS ENDED
                                            THREE MONTHS ENDED NOVEMBER 30,               NOVEMBER 30,
                                                 2003              2002              2003              2002
                                           ------------------ ----------------  ---------------- -----------------
REVENUES                                   $        164,813   $       333,818   $       350,956  $       694,463

OPERATING EXPENSES:
    Payroll and related costs                       165,525           280,372           425,477          602,945
    General, administrative and selling              37,727           102,343           125,117          144,202
                                           ----------------   ---------------   ---------------  ---------------
                                                    203,252           382,715           550,594          747,147
                                           ----------------   ---------------   ---------------  ---------------

NET LOSS                                   $        (38,439)  $       (48,897)  $      (199,638) $       (52,684)
                                           ================   ================  ===============  ================


                                                      (.00)            (.00)                 (.00)             (.00)
                                            ================   ==============    ================= ===============
BASIC AND DILUTED LOSS PER SHARE:


BASIC AND DILUTED WEIGHTED AVERAGE SHARES        44,500,000        37,500,000        41,000,000       37,500,000
                                            ===============     ==============    ==============   ==============
OUTSTANDING




                         SYSTEMS EVOLUTION INCORPORATED
                            STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED NOVEMBER 30,
                                   (Unaudited)

                                                                                  2003                2002
                                                                           ------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $        (199,638)  $         (52,684)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                    14,000               1,110
   Changes in assets and liabilities:
      Accounts receivable - trade                                                     48,889              36,363
      Prepaid expenses and other assets                                                    -              43,318
      Accounts payable                                                                 7,594             (23,097)
      Accrued expenses                                                               (11,885)              3,239
                                                                           ------------------  -----------------
            Net cash provided by (used) in operating activities                     (141,040)              8,249

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable and long-term debt                                      (5,051)             (2,591)
   Proceeds from notes payable and long-tem debt                                     100,000                   -
   Proceeds from stockholder receivable                                               16,422                   -
   Sale of common stock                                                                9,300                   -
                                                                           ------------------- --------------------
                                                                           ------------------- --------------------
            Net provided by (used in) financing activities                           120,671              (2,591)
                                                                           -----------------   ------------------

NET CHANGE IN CASH                                                                   (20,369)              5,658

CASH, beginning of year                                                               29,670              29,440
                                                                           -----------------   -----------------

CASH, end of year                                                          $           9,301   $          35,098
                                                                           =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                           $               -   $               -
                                                                           =================   =================
   Income taxes paid                                                       $               -   $               -
                                                                           =================   =================




                         SYSTEMS EVOLUTION INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Evolution Inc. ("Systems Evolution") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 8-K have been omitted.


NOTE 2 - REVERSE ACQUISITION

On September 9, 2003, Wallace Resources, Inc. ("Wallace"), a public corporation, issued 37,500,000 shares of common stock for 100% of the outstanding common stock of Systems Evolution. After the merger the stockholders of Systems Evolution owned approximately 84% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of Wallace and a recapitalization of Systems Evolution using the purchase method of accounting. Systems Evolution's historical financial statements replace Wallace's in the accompanying financial statements.


NOTE 3 - SUBSEQUENT EVENT

In December 2003, the Company's board of directors approved the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan authorizing the issuance of up to 20,000,000 shares of common stock. On January 9, 2004, the company issued 6,200,000 shares of common stock to various consultants under the plan. Pursuant to the 2003 Directors, Officers, and Consultants stock option, stock warrant and stock award plan, 6,000,000 stock options and 3,000,000 shares were issued to Officers, key employees and consultants in December 2003 and January 2004. Pursuant to a Warrant Agreement 5,500,000 warrants were issued by the CEO and a key employee to a consultant. The stock will be expensed using the closing price of the Company's common stock price on the date issued and the warrants at fair value calculated using the Black-Scholes pricing model.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended November 30, 2003 and 2002

The current quarter's net loss was smaller by $10,458 or 21% versus last year's comparable quarter. The net loss for the current six months ended was larger by $146,954 or 279% as compared to the same period in the previous year.

Revenues

Revenues during the current quarter decreased by $169,005 or 51% over the comparable period last year and decreased by $343,507 or 49% during the first six months of the current year versus last year.

General and Administrative

The current quarter's operating expenses were lower by $179,463 or 47% over last year's comparable period.

The current six month period's operating expenses were lower by $196,553 or 26% over the previous year's period.

Liquidity and Capital Resources

As at September 30, 2003, we had cash and cash equivalents of $9,301.

During the current six months ended, net cash used in operating activities was lower by $149,289 or 1,810% as compared to last year's comparable period.

For the six-month period ended November 30, 2003, net cash provided by financing activities provided higher cash of $123,262 or 4,757% as compared to the previous year's comparable period.

We are currently seeking funding to properly capitalize our business. We are currently negotiating with existing shareholders as well as other individuals and organizations in order to obtain the working capital necessary to meet both current and future obligations. We are confident these efforts will produce the requisite financing necessary to fund the growth of our revenues. Nevertheless, there can be no assurance we will be able to raise additional capital on satisfactory terms, or at all. In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a company.

Item 3.  Controls and Procedures

         Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

[GRAPHIC OMITTED]


Part II. Other Information

Item 1.  Legal Proceedings

 None

Item 2.  Changes in Securities and Use of Proceeds -
Pursuant to the 2003 Directors, Officers, and Consultants stock option, stock warrant and stock award plan, 6,200,000 shares were issued to consultants on January 9th, 2004.

Pursuant to the 2003 Directors, Officers, and Consultants stock option, stock warrant and stock award plan, 6,000,000 stock options and 3,000,000 shares were issued to Officers, key employees and consultants in December 2003 and January 2004.

Pursuant to a Warrant Agreement 5,500,000 warrants were issued by the CEO and a key employee to a consultant.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         No exhibits were filed as part of this Form 10-QSB.

(b) Reports on Form 8-K

         None.
                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Systems Evolution, Inc.
(Registrant)






January 20, 2004
   /s/ Robert C. Rhodes



Robert C. Rhodes
President
Duly Authorized Officer








CERTIFICATIONS

I, Robert C. Rhodes, certify that:

1.
 I have reviewed this quarterly report on Form 10-Q of Systems Evolution, Inc.;



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



4.
 As the registrant's certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:



  (a)
 Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;



  (b)
 Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and



  (c)
 Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and



5.
 As the registrant's certifying officer I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:



  (a)
 All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and



  (b)
 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: January 20, 2004



/s/ Robert C. Rhodes


Robert C. Rhodes

President








CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Systems Evolution, Inc. (the "registrant") on Form 10-Q for the period ending November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Robert C. Rhodes, President, of the registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)
 The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



(2)
 The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the registrant.






January 20, 2004





/s/ Robert C. Rhodes


Robert C. Rhodes
President