Form 10-Q
period 2004-02-29
SYSTEMS EVOLUTION INC
filed 2004-04-23
CIK 104375

==========================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT

                        PURSUANT TO SECTION 13 OR 15 (D)
                                     of the
                       SECURITIES AND EXCHANGE ACT OF 1934

                     For the quarter ended February 29, 2004


                             Systems Evolution Inc.
                       (Formerly Wallace Resources, Inc.)
             (Exact name of registrant as specified in its charter)

                                      IDAHO
         (State or other jurisdiction of incorporation or organization)

                                   82-0291029
                      (IRS Employer Identification Number)

                        10707 Corporate Drive, Suite 156
                              Stafford, Texas 77477
                    (Address of principal executive offices)

                           Robert C. Rhodes, President
                             Systems Evolution Inc.
                        10707 Corporate Drive, Suite 156
                              Stafford, Texas 77477
                     (Name and address of agent for service)

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
                                        X     Yes               No
                                     -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at March 1, 2004
                  -----                         --------------------------------
       Common Stock, no par value               52,393,311



                             SYSTEMS EVOLUTION INC.
                                   FORM 10-QSB
                  For the Third Quarter Ended February 29, 2004
                                [GRAPHIC OMITTED]


                                      INDEX

Part I. Financial Information
         Item 1.  Financial Statements
                  a. Consolidated Balance Sheet as of February 29, 2004 b. Consolidated Statement of Operations for the Three and Six
                     Months Ended February 29, 2004 and 2003
                  c. Consolidated Statement of Cash Flows for the Six Months
                     Ended February 29, 2004 and 2003
                  d. Notes to Consolidated Financial Statements
         Item 2.  Management's Discussion and Analysis
         Item 3.  Controls and Procedures

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


                                      - 2 -

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





                                      - 4 -

                             SYSTEMS EVOLUTION INC.
                                  BALANCE SHEET
                                FEBRUARY 29 2004
                                   (Unaudited)

                                                           ASSETS
CURRENT ASSETS:
   Cash                                                                                            $        20,979
   Accounts receivable - trade, net of allowance of $17,000                                                 76,421
                                                                                                   ---------------
            Total current assets                                                                            97,400

FURNITURE AND EQUIPMENT, net                                                                                34,897
                                                                                                   ---------------
            Total assets                                                                           $       132,297
                                                                                                   ===============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                                $        34,207
   Accrued expenses                                                                                          3,500
   Current portion, long - term debt                                                                         6,000
   Notes payable                                                                                           115,430
                                                                                                   ---------------
            Total current liabilities                                                                      159,137

LONG - TERM DEBT, net of current portion                                                                    10,676
                                                                                                   ---------------
            Total liabilities                                                                              169,813

Commitments

STOCKHOLDERS' DEFICIT:
   Common stock, no par value, 150,000,000 shares authorized, 52,393,311
      shares issued and outstanding                                                                      2,345,140
   Accumulated deficit                                                                                  (2,382,656)
                                                                                                   ---------------
            Total stockholders' deficit                                                                    (37,516)
                                                                                                   ---------------

            Total liabilities and stockholders' deficit                                            $       132,897
                                                                                                   ===============




                             SYSTEMS EVOLUTION INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED
                                            THREE MONTHS ENDED FEBRUARY 29,               FEBRUARY 29,
                                                 2004              2003              2004              2003
                                           ------------------ ----------------  ---------------- -----------------
REVENUES                                   $         97,253   $       199,816   $       448,209  $       894,279

OPERATING EXPENSES:
    Payroll and related costs                       180,229           242,382           605,706          845,327
    General, administrative and selling           2,071,894            19,022         2,197,011          163,224
                                           ----------------   ---------------   ---------------  ---------------
                                                  2,252,123           261,404         2,802,717        1,008,551
                                           ----------------   ---------------   ---------------  ---------------

Net Loss                                   $     (2,154,870)  $       (61,588)  $    (2,354,508) $      (114,272)
                                           ================   ================  ===============  ================


                                            $          (.05)  $           (.0)   $         (.05) $            (.0)
                                            ================  ================   ==============  ================
Basic and Diluted Loss Per Share:

Basic and Diluted Weighted Average Shares         46,472,042       37,500,000        44,265,720       37,500,000
                                            ================    ==============    ==============   ==============
Outstanding




                             SYSTEMS EVOLUTION INC.
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED FEBRUARY 29,
                                   (Unaudited)

                                                                                  2004                2003
                                                                           ------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $      (2,354,508)  $        (114,272)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                    20,125              18,102
      Stock issued for services                                                    2,020,000                   -
   Changes in assets and liabilities:
      Accounts receivable - trade                                                     64,001             108,339
      Prepaid expenses and other assets                                                    -              43,318
      Accounts payable                                                                 1,305             (24,874)
      Accrued expenses                                                               (33,674)            (13,010)
                                                                           ------------------  ------------------
            Net cash provide by (used) in operating activities                      (282,751)             17,603

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable and long-term debt                                    (301,662)            (13,606)
   Proceeds from notes payable and long-tem debt                                     275,000                   -
   Proceeds from stockholder receivable                                               16,422                   -
   Sale of common stock                                                              284,300                   -
                                                                           ------------------- --------------------
                                                                           ------------------- --------------------
            Net provided by (used in) financing activities                           274,060             (13,606)
                                                                           -----------------   ------------------

Net Change in Cash                                                                    (8,691)              3,997

CASH, beginning of year                                                               29,670              29,440
                                                                           -----------------   -----------------

CASH, end of year                                                          $          20,979   $          33,437
                                                                           =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                           $               -   $               -
                                                                           =================   =================
   Taxes paid (refunded)                                                   $               -   $               -
                                                                           =================   =================






                                      - 7 -
                             SYSTEMS EVOLUTION INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Evolution Incorporated ("SEVI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 8-K have been omitted.


NOTE 2 - REVERSE ACQUISITION

On September 9, 2003, Wallace Resources, Inc. ("Wallace"), a public corporation, issued 37,500,000 shares of common stock for 100% of the outstanding common stock of Systems Evolution. After the merger the stockholders of SEVI owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of Wallace and a recapitalization of SEVI using the purchase method of accounting. SEVI's historical financial statements replace Wallace's in the accompanying financial statements.


NOTE 3 - COMMON STOCK

In June 2003, SEVI issued 30,000 shares of common stock for $9,300 in cash.

In December 2003, the SEVI's board of directors approved the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan authorizing the issuance of up to 20,000,000 shares of common stock. In December 2003, SEVI issued 6,000,000 shares of common stock to various consultants under the plan resulting in $1,200,000 in compensation expense.

In January 2004, SEVI issued 1,000,000 shares of common stock as compensation to its new Chief Operating Officer for signing an employment agreement with SEVI.

In February 2004, SEVI sold 887,096 shares of common stock to a third party for $275,000. These proceeds were used to pay off a note payable totaling $275,000.

In March 2004, an officer of SEVI returned 2,000,000 shares of common stock to SEVI as consideration for the $20,000 note receivable due to SEVI.

In March 2004, SEVI issued 2,000,000 shares of common stock to a consultant resulting in $620,000 of compensation expense.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three and nine Months Ended February 29, 2004 and 2003

The current quarter's and nine month's net loss was much larger than the comparable periods last year due to considerable consulting work associated with being a public company; the consultants were paid with stock. The net losses were $2,252,123 for the quarter and $2,354,508 for the nine month period. Management does not expect continuing losses at this level throughout the rest of this year.

REVENUES

Revenues for the quarter were $97,253 and for the nine months ending February 29, 2004, were $448,209. Revenues during the current quarter decreased by $102,563 or 51% over the comparable period last year and decreased by $446,070 or 50% during the first nine months of the current year versus last year. This decrease in revenue is due to discontinuing operations not conducive to the Company's current business plan.

GENERAL AND ADMINISTRATIVE

The current quarter's operating expenses were higher over both comparable periods last year. Operating expenses for the quarter were $2,071,894 and $2,802,717 for the nine month period.

Day to day general and administrative continued to decrease quarter over quarter. Due to consulting required by the Company's public status, the Company's general and administrative increased massively over last quarter's, but Management does not intend to continue the amount of consulting required within the last quarter.

LIQUIDITY AND CAPITAL RESOURCES

As at February 29, 2004, we had cash and cash equivalents of $20,979.

During the current nine months ended, net cash used in operating activities was $282,751.

For the nine-month period ended February 29, 2004, net cash provided by financing activities $274,060 instead of a deficit of $13,606in the previous year's comparable period.

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


Item 3.  Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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



                                      - 7 -

Part II. Other Information


Item 1.  Legal Proceedings

 None


Item 2.  Changes in Securities and Use of Proceeds -

Previously disclosed in the Company's 10-QSB for period ending November 30, 2003. Pursuant to the 2003 Directors, Officers, and Consultants stock option, stock warrant and stock award plan, 6,000,000 shares were issued to consultants on January 9th, 2004.

Pursuant to hiring Richard N. Hartmann as disclosed on January 30, 2004, the Company issued Mr. Hartmann 1,000,000 shares within his employment contract.

On February 26, 2004, the Company sold 887,096 restricted shares priced at $0.31 each to South Bank Development Solutions LTD. The proceeds of this sale were used to retire a $275,000 long term loan from The Hartford Group.

Subsequent to the period being reported on March 15, 2004, the Company closed the acquisition of all the issued and outstanding shares of AXP Technologies Inc. The purchase included 200,000 shares of the Company's shares.


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


    Systems Evolution Inc.
   (Registrant)

April 21, 2004
   /s/ Robert C. Rhodes



Robert C. Rhodes
Chief Executive Officer and Chief Accounting Officer
Duly Authorized Officer


CERTIFICATIONS

I, Robert C. Rhodes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Systems Evolution Inc.;

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

Date: April 21, 2004


By:  /s/ Robert C. Rhodes
Robert C. Rhodes
Chief Executive Officer and Chief Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Systems Evolution Inc. (the "registrant") on Form 10-Q for the period ending February 39, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "report"), I, Robert C. Rhodes, Chief Executive Officer, of the registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

Date: April 21, 2004


By:  /s/ Robert C. Rhodes
Robert C. Rhodes
Chief Executive Officer and Chief Accounting Officer