Form 10KSB
period 2004-05-31
SYSTEMS EVOLUTION INC
filed 2004-08-30
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For the Fiscal Year Ended MAY 31, 2004

                             SYSTEMS EVOLUTION INC.
                       (FORMERLY WALLACE RESOURCES, INC.)
                 (Name of Small Business Issuer in its Charter)

             IDAHO                                   74-2853258
(State or Other Jurisdiction of           (IRS Employer Identification No.)
 Incorporation or Organization)

                        10707 CORPORATE DRIVE, SUITE 156
                           STAFFORD, TEXAS 77477-4092
                    (Address of principal executive offices)
                                (281) 265 - 7075
                (Issuer's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

       Title of Class                Name of each exchange on which registered:
COMMON STOCK, PAR VALUE $0.01                          NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

         Yes |X|     No |_|

         Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this filing, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         State issuer's revenues for its most recent fiscal year: $ 656,676

         State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days.

         $ 9,410,420 AS OF MAY 31, 2004

         State the number of shares of common stock outstanding as of May 31, 2004: 52,286,442

         Portions of the definitive proxy statement relating to the 2004 Annual Meeting of Stockholders, which will be filed with the commission not later than April 29, 2004 are incorporated by reference in Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format: Yes |_|  No |X|

                             SYSTEMS EVOLUTION INC.

                            FORM 10-KSB ANNUAL REPORT

                         FOR THE YEAR ENDED MAY 31, 2004


                                TABLE OF CONTENTS

PART I
            Item 1.     Description of Business
            Item 2.     Description of Property
            Item 3.     Legal Proceedings
            Item 4.     Submission of Matters to a Vote of Security Holders
PART II
            Item 5.     Market for Common Equity and Related Stockholder Matters
            Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations
            Item 7.     Consolidated Financial Statements
            Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
            Item 8A.    Controls and Procedures
PART III
            Item 9.     Directors, Executive Officers, Promoters and Control Persons of the Registrant
            Item 10.    Executive Compensation
            Item 11.    Security Ownership of Certain Beneficial Owners and Management
            Item 12.    Certain Relationships and Related Transactions
            Item 13.    Exhibits, Financial Statements and Reports on Form 8-K
            Item 14.    Principal Accountant Fees and Services
SIGNATURES

         The statements contained in this annual report on Form 10-KSB that are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements include, among other things, references to the market potential for Internet implementation, our competitive advantage over systems integrators and technology professionals, potential demand for our services, and the benefits and advantages of our business model and involve substantial risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Please see "Risk Factors," "Special Cautionary Note Regarding Forward-Looking Statements" and the factors and risks discussed in the reports we file from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

         EXECUTIVE OVERVIEW

         SYSTEMS EVOLUTION INC. (SEVI OR THE COMPANY), founded in 1993, is an Information Technology Services company focused on delivering value in the IT outsourcing and consultancy industry. The Company has over the last decade adapted and implemented emerging technologies without losing sight of its commitment to long-term customer and partner relationships. SEVI's performance is based on the use of what it believes are industry leading best practices for organization management, project management and client satisfaction, consultant development and software development.

         Currently, our services offerings fall within one of our three business units: Infrastructure Support Services, Business & Technology Solutions, and Resource Management Services. The service offerings are grouped to provide specific brand image based solutions that are targeted at allowing clients to solve specific business and technology challenges. As a combined offering these service offerings allow us to provide our clients with comprehensive outsourced service solutions.

         RECENT DEVELOPMENTS

         The Company entered into a definitive agreement to acquire Duration Software, Inc., an Austin based business and technology consulting firm on August 30, 2004. The closing within the agreement is expected to take place in 30 days.

         CORPORATE HISTORY

         Systems Evolution Inc. (also known by its ticker symbol of "SEVI") was founded in 1993 to answer the pressing need for knowledge transfer for Client/Server development. In order to fulfill the promise of knowledge transfer, SEVI added Powersoft and Microsoft certified classroom training capabilities in early 1994; by combining classroom training with architectural and project startup mentoring, SEVI's capabilities were in great demand by clients in various sectors of the national economy, including EDS (American Express Private Banking, AccuPlant, IES), Louisville Gas & Electric, Pepsi
(KFC), and Valero.

         SEVI's presence in the technology project recovery marketplace was well established by 1995. Clients as diverse as the U.S. Federal Reserve Board of Governors, Freddie Mac, and First Union Capital Markets retained SEVI consultants to review project status and technology implementation. By 1996, a number of software manufacturers also began using SEVI strategic technology consulting - including EAS Technologies, FocusSoft, and Sybase.

         SEVI's 1997 entry into the Internet arena focused on mission critical Java development using the SilverStream application server. Leveraging our certified SilverStream training status as well as our established status in the consulting arena, SEVI has grown to be a leading Houston area consultant group with J2EE implementation experience. Major clients since 1999 include Service Corporation International (SCI), Conoco Philips, Reliant Energy, and PG&E Gas Transaction Texas.

         SEVI went public on September 9, 2003 in an acquisition by Wallace Resources Inc. that brought SEVI to the over the counter bulletin board (OTC:BB) market.

         PRODUCTS AND SERVICES

         Infrastructure Support Services

         The Infrastructure Support Services (ISS) Division provides a suite of services that support our client's platform, network and operating system infrastructure. These services range from technology planning and security audits to ongoing maintenance and outsourced support. The mission of this business unit is to provide maximum availability of the baseline systems required to run our client's business operations.

         Resource Management

         The Resource Management Division provides both permanent placement services as well as staffing services for the information technology, energy, and healthcare industries. This division provides the human side of the outsourcing formula that combined with the ISS Division allows SEVI to provide a comprehensive solution to outsourcing our clients' Information Technology environment.

         Business and Technology Solutions

         The Business & Technology Solutions Division combines a management consulting approach to business requirements and business processes with best of breed technology expertise to identify new business opportunities for our clients and solve their most onerous technology challenges. SEVI provides expert level services on Software Development Life Cycle Methodologies like the Rational Unified Process, business process consulting using tools like Metastorm's e-Work platform, and solutions leveraging Microsoft .Net architecture and J2EE architectures leveraging IBM's java based solutions.

         Planned Acquisition Program

         Today, SEVI is actively searching for firms that fit one or more of our "micro-brands" with the typical candidate ranging from $500,000 to $10,000,000 in revenues and a healthy bottom line. The candidates' leadership in their market, geography as well as the business vertical or technology they focus on, will be the critical criteria in our selections process. Our strategy is an accumulation and assimilation of industry leaders under a common business plan as opposed to a simple roll-up strategy of building critical mass through acquisition. See "Recent Developments" above for a discussion of an acquisition agreement we have just signed. We may, however, may not be able to identify and complete acquisitions of these candidate companies, and there is no assurance as to the extent that our acquisition program will be implemented or as to the ultimate success of this program.

         SEVI's plan of operation consists of a go to market model that combines providing high value consulting with long-term leveraged services that together we believe provide a model for capturing new clients and solidifying long-term relationships that would deliver consistent and predictable revenues.

         Our service offerings would provide a point-of-entry to capture new clients and define our "micro brands". These micro brands would be aggregated into our corporate brand under an umbrella of consulting best practices and a corporate marketing plan. We plan to use these micro brands to capture new clients and then encourage cross-selling to build the credibility and reputation that would earn SEVI the right to propose outsourced and managed services. These outsourced services would be difficult to capture without the credibility earned by being providing expertise in one key area, however, once captured, we believe would provide the baseline of consistent revenue that would allow us to run a predictable business.

         COMPETITIVE ANALYSIS / TRENDS

         There are many issues that have shaped the IT environment that we face today, including the so-called "Dot Bomb" stock market decline in 2001, the economic slump of 2003, and the end of a maturation cycle (every 9 years or so). These trends have thinned the service vendor and contractor ranks by roughly one third in the Houston area. Because of current circumstances, CIO's are focusing on cutting costs, are only funding projects with a clear investment return, and are streamlining their operations to use the right mix of internal personnel, outsourced services and expert consultant services, such as:

         o        Outsourcing infrastructure support

         o Outsourcing the commodity portion of new projects to lower cost locales

         o Maintaining control over key business domain capital and strategic technologies

         o        Looking to consulting firms for leadership, not bodies

         For IT vendors, our view is that these other trends will continue throughout the next few years:

         o Large systems integrators like EDS and IBM are pursuing Fortune 1000 accounts.

         o Small to medium sized businesses (SMB) are adding more jobs to the economy than the larger enterprise firms.

         o M&A activity has been high among major players in computer services.

         o Low value added services like software reselling, white box resellers, and recruiting firms will be eliminated by e-procurement and the Web.

         o With little on the emerging technologies front, the market will look for ways to commoditize services that are not strategic to the business.

         COMPETITIVE ANALYSIS / INDUSTRY OVERVIEW

         In 2002, the worldwide IT industry suffered its largest decline ever, falling 2.3%, compared with an average annual growth rate of 12% for the past 20 years, according to IDC. The slowdown in overall IT spending growth indicates that organizations are becoming more selective in acquiring technology, whether it is application software, infrastructure software, and hardware, networking equipment or professional services. Major contributions to the decline in the industry in 2002 included a 9.3% reduction in worldwide sales of IT systems (includes PCs, servers and workstations); the global storage market shrank by 10.6%; and the worldwide network equipment market experienced a 7.6% decline, as sales to telecom service providers declined sharply.

         Initially, industry analysts were forecasting a worldwide recovery during 2003, but there were no dramatic increases in spending for IT services. According to IDC, the worldwide IT industry is expected to recover from this low point in 2004. The fundamental drivers of IT demand are strong and include the proven benefits of technology investment for business productivity, rising Internet usage and innovations in technology. IDC forecasts that the worldwide market for computer and networking hardware, software and services will grow to $1.4 trillion in 2005. While economic and political climates may alter the flow of IT spending, companies are expected to continue to spend money to install and maintain the hardware and software that nearly every business depends upon. IT spending is projected to also continue to grow as technology becomes increasingly pervasive.

         COMPETITIVE ANALYSIS / PLATFORM IT OUTSOURCING

         Platform IT outsourcing is the assumption of responsibility for managing all or part of a client's information technology infrastructure, typically involving the transfer of IT facilities, staff, and hardware. Examples include hardware facilities management, onsite and offsite support services, server vaults, and data security services.

         Despite the overall IT spending slowdown that has occurred over the last two years, the platform IT outsourcing market grew from $56.9 billion in 2000 to $63.7 billion in 2001 (12.3%) and $70.2 billion in 2002 (10.2%).
Research firm IDC is projecting double-digit compound annual growth for this market over the next four years, to $110.6 billion in 2006.

         While the primary impetus to outsource during the high-growth period of the mid-to-late 1990s was access to new technologies and highly-trained IT staff, enterprises are in large part citing historical motivations -- driving costs down and improving internal efficiencies -- for current and future outsourcing decisions. While the market continues to grow, the rate of that growth has slowed, as customer decision cycles have lengthened and contract values have fallen.

         Compared to other outsourcing segments, the platform outsourcing market is highly concentrated among a few large firms, as would be expected in a market where firms compete for 5-10 year, $500 million plus contracts. The three top-tier outsourcers -- IBM Global Services, Electronic Data Systems, and Computer Sciences Corporation -- account for nearly 45% of U.S. revenues, and the ten largest firms account for over half of the U.S. market.

         Significant barriers to entry -- including large upfront capital requirements, personnel-intensive business model, and wide range of required service offerings -- largely deter new entrants in this space. The Global 1000 market, the primary target of the top-tier service providers, has become saturated and competition among the largest vendors and between first- and second-tier firms is increasing, contributing to reduced margins. At the same time, platform outsourcers have expanded their service offerings into other outsourcing markets, such as business process outsourcing (BPO), and to vertical solutions to gain a competitive advantage in seeking new contracts and increasing their revenue per client.

         BUSINESS MODEL

         Our business model is based on developing a series of service offerings that create an expert-level consulting model. By providing experts, SEVI believes it can create brand image programs that will shorten the sales cycle and eliminate less qualified competition. By defining our expertise and identifying qualified prospects based on these criteria, we plan to move from a mass marketing model to one based on partnerships, networking, and reference selling.

         Once we have established SEVI as a valued advisor in one area we plan to then begin cross-selling to identify additional areas where we can apply our experts to address specific needs. By demonstrating that we can provide value across business, technology, and infrastructure boundaries we would position SEVI as a viable provider of outsourced services that establish an annuity of consistent and predictable revenue.

         SEVI has developed and implemented practices for consultant development and management, project management, and software development designed to assure consistency of delivery across all practices.

         BUSINESS MODEL / GROWTH STRATEGY

         SEVI has commenced two (2) phases of corporate development. Phase I focuses on growth through acquisition for 18 months. The acquisition candidate characteristics that we plan to seek are as follows:

         o        Strategic match to our "technology shopping list"

         o        Revenue of $500,000 to $10,000,000

         o        Gross margins of 35% minimum

         o Capable of cutting SG&A costs by 20% to achieve 10% EBITDA or better

         o        Solid customer base and contracts

         There is no assurance that we will be able to successfully proceed with or implement our acquisition program. See "Recent Developments" above for a discussion of an acquisition agreement we have just signed. We may not, however, be able to identify and complete acquisitions of our acquisition targets, and there is no assurance as to the extent that our acquisition program will be implemented or as to the ultimate success of this program.

     Phase II would focus on complete IT platform outsourcing for 18 months with a target market of mid market companies:

         o        Revenue of $100 million to $2 billion

         o        Geographically in the gulf coast region

         o        Outsourcing requirements of $500,000 minimum per year

         SERVICE OFFERINGS

         The competitive environment in the post-dot com era requires a nimble business plan that allows us to outmaneuver the large systems integrators and outman the small boutique firms. Our strategy is to offer services that differentiate SEVI in the marketplace and provide business and technology solutions that cannot be outsourced to offshore firms. These solutions would form the basis of our brand image and would allow us to build the reputation and credibility with our clients that we would need to earn the right to offer outsourced services which then may leverage offshore and near-shore resources.

         SERVICE OFFERINGS / BUSINESS SOLUTIONS

         SEVI provides business solutions that position our teams to work with the budget owners and decision makers. These services provide a point of entry at the level of the organization that can authorize the use of high value consultants that make an impact on their bottom line, create new market opportunities, and leverage technology in new and innovative ways. This has the potential to translate into higher margin services as well as a position within the organization to cross sell other services.

         Despite the endless introduction of new technologies, the delivery of custom applications on time, within budget and according to user specification is still a rarity. Many consulting firms and offshore developers have turned to sophisticated methodologies to assure successful delivery. This can leave a wide chasm between the business owner and the applications development team. SEVI provides a range of services to ensure that the solutions being developed, whether in-house, outsourced via consultants or offshore are the solutions its clients' business needs today, such as the following.

         o        Business Requirements Management

         o        Business Process Optimization

         o        Software Development Methodology Mentoring

         o        Sarbanes Oxley Technology Audits

         o        Build versus Buy Analysis

         o        Strategic Application Development

         o        Outsourcing Assessments and Managed Offshore Development

         SERVICE OFFERINGS / TECHNOLOGY SOLUTIONS

         SEVI is focused on solving business challenges by providing technologists to its clients. SEVI consultants use what we believe are the best of breed solutions to leverage technology to solve business problems and open up new business opportunities. A consistent and repeatable project management and development methodology is the underlying foundation to all of our engagements, with solutions as listed below.

         o        Software Solutions from IBM, Novell and Microsoft

         o        Enterprise Application Architecture, Integration & Web
                  Services

         o        J2EE and .Net Application Architectures

         o        Portal & Content Management Systems Design & Implementation

         SERVICE OFFERINGS / INFRASTRUCTURE SUPPORT SOLUTIONS

         SEVI takes customer support seriously, and our philosophy is to provide network and platform maintainability, availability, and security. To accomplish this, SEVI offers individual plans for each one of their broad service categories, such as:

         o        Risk Assessment & Disaster Recovery planning & execution

         o        Technology Planning and Consulting

         o        Infrastructure Design

         o        Network Management

         o        Storage Solutions

         o        Web Site Design, Management & Maintenance

         Infrastructure Support Solutions also focuses on the small to mid-sized business, also known as SMB, solutions. While small to medium-sized businesses face many of the same challenges as the Fortune 500, SEVI believes that it is necessary to package solutions in a way that meets their unique needs. The SEVI SMB practice leverages the resources from SEVI's other practices to provide a comprehensive service offering across the information technology spectrum customized to the small business owner's budget and needs. From a strategic standpoint, the SMB practice provides an initial proving ground for our outsourced services, proposal templates, contracts, metrics, and engagement management.

         MARKETING - GO TO MARKET PLAN

         Our go to market model and the associated marketing plan leverages our service offerings to build brand image. Our marketing activities are aimed at conveying our message in white papers, our web site, our elevator speech, and presentation material; identifying prospective clients that already value the principles that make up our brand; and efficiently qualifying prospects based on their perception of the value of our services. Simply put, we plan to create an environment where we close a higher percentage of the opportunities that we chase because we will be chasing the right opportunities.

         The market is recovering from the recent downturn in the economy, the dot com bust, and budgets impacted at the turn of the century by Y2K and major ERP implementations. During these trying times the offshore firms moved in and filled a market need for inexpensive commodity resources and many of the firms that offered technology based or business specific consulting didn't have the cash reserves to survive. We believe that there is a void in the marketplace today and this void is most noticeable in the mid market firms that are not as likely to go offshore or hire the large systems integrators.

         SEVI's business plan identifies key areas that are less likely to be outsourced but plans to position SEVI to own some of these critical leadership positions and therefore be in position to lead the firms in evaluating, selecting, and managing relationships with vendors supplying commodity services.

         BARRIERS TO ENTRY--COMPETITION

         Large IT firms, although in some cases not offering depth of expertise in every area of technology and business consulting, will dominate their client's IT budget. The large systems integrators will continue to try to dominate the marketplace and prevent smaller firms from growing into their space. Some will dip down to the mid market just as software vendors such as SAP and PeopleSoft have done.

         Offshore firms such as Satyam Computer Services Ltd (NYSE: SAY) are building expertise in both new technology and business domain knowledge. Combine that with their low cost of delivery and they will take a significant portion of the market. Independents and small boutique firms offer very competitive rates that could prohibit even mid-sized firms like SEVI from operating profitably in their markets. The key barrier to firms trying to grow in the mid market will be funding. The small boutique firms will not be able to leverage their small engagement to earn the right to own more of their client's business without the funds to build the management team, the marketing muscle to be heard in the market, the supporting infrastructure, and the critical mass needed to grow to the point of commanding respect in the marketplace.

         PARTNER ALLIANCE PROGRAMS
         Software partners as well as other firms in our space that offer complimentary services offer the most efficient entry into new prospective clients. Our partners [Microsoft, Novell, and IBM's Rational Software] offer an opportunity to quickly establish our brand image and leverage their client base and marketing dollars. We plan to focus on a few strong partnerships where there is a clear mutual value-add relationship. Our partner plan includes:

         o        Advanced certifications to establish our expertise

         o        Joint marketing events

         o        Joint press releases

         o        Publication and public speaking opportunities

         o        Leverage direct sales force and telemarketing personnel

         PROCESS DOCUMENTATION AND COPYRIGHTS

         As the Company is engaged in its business, it delivers its services through documented and sometimes copyrighted methodologies. These "business methodologies" comprise the proprietary means by which the Company delivers its value added services, which provides the Company the ability to charge a premium for its services above the industry average. Each "business methodology" used by the Company is such manner and its ownership is retained by the Company is copyrighted and is only available to the clients after entering into a Non Disclosure Agreement protecting the process.

         One such "business methodology" was acquired from AXP Technologies Inc. as a result of its acquisition by the Company on March 15, 2004 called NSPeCT(TM). NSPeCT(TM) provides a defined process for providing clients network assessments in a repeatable process and integrating that assessment into an overall proactive network outsourcing framework.

         From time to time, the Company creates classroom related material for clients and retains ownership. These copyrighted materials rarely are sold separately from our expert mentor services, and they rarely have a useful life longer than a year without major revision and therefore are not shown as depreciable assets on our balance sheet.

         RISK FACTORS

         MINIMAL REVENUES AND ASSETS.

         We have minimal revenues. The Company's ability to continue as a going concern is dependent upon its ability to obtain funds to meet its obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that the Company will be able to obtain any additional financing or, if it is able to obtain additional financing, that such financing will be on favorable terms. The inability to obtain additional financing when needed would have a material adverse effect on operating results. In addition, our prospects must be considered in light of the risks encountered by companies in the early stages of development in new and rapidly evolving markets. Some of the risks we face include our ability to:

         o        attract and retain customers;

         o hire aggressively to expand our services, sales and marketing efforts;

         o predict the acceptance and adoption of our recurring fee-based business model;

         o        negotiate and maintain favorable strategic relationships; and

         o        plan and manage our growth effectively.

         If we fail to manage these risks successfully, our business could be harmed.

         OUR BUSINESS IS IN THE DEVELOPMENTAL STAGE AND WE EXPECT TO INCUR LOSSES IN THE FUTURE.

         The Company's operations generated only $656,676 of revenue in fiscal 2004, nor are they profitable. We have incurred net operating losses in the last three years ending May 31, 2004, of approximately $3,242,000, and expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

         We are not certain if we will become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability may materially and adversely affect the future value of the Company's Common Stock.

         We expect to substantially increase our sales personnel, marketing expenses, and services and operating expenses in the future, and we will have to obtain significant additional capital to continue development of our business.

         WE RELY ON THIRD-PARTY TECHNOLOGIES AND A TERMINATION OF ANY OF OUR RELATIONSHIPS WITH THIRD-PARTY VENDORS COULD ADVERSELY AFFECT OUR REVENUES AND BUSINESS.

         We rely in part on technology that we license from third parties. We integrate this technology with internally developed software to perform key functions. These third-party technology licenses might not continue to be available to us on commercially reasonable terms, or at all. This technology may contain defects that we cannot control. The loss of any of these technology licenses could cause delays in introducing our service offerings until equivalent technology, if available, is identified, licensed and integrated. Delays in introducing our service offerings could harm our business.

         WE MAY NOT BE ABLE TO INCREASE MARKET AWARENESS AND SALES OF OUR SERVICES IF WE DO NOT EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES.

          We must have a sales force with an industry-and technology-focused background that can be targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of these personnel to maintain our growth. New hires will require training and take time to achieve full productivity. If we are unable to successfully grow our sales capabilities, we may be unable to expand our relationships in this way, or at all, and our revenues may not increase as planned.

         We cannot be certain that we can attract or retain a sufficient number of highly qualified services and operations personnel. Customers that purchase our solutions typically engage our services and operations staff to assist with support, design, consulting and implementation. We believe that growth in our sales depends on our ability to provide our customers with these solutions. As a result, we plan to increase the number of our services and operations personnel to meet these needs. New services and operations personnel will require training and education and take time to reach full productivity. To meet our customers' implementation needs, we may be required to use costly third-party consultants to supplement our internal resource capabilities. Competition for qualified personnel is intense, and only a limited number of individuals have developed the skills required to provide the services our customers require. Our business may be harmed if we are unable to hire and retain new services and operations personnel.

         DELAYS IN IMPLEMENTATION OF OUR IT SOLUTIONS COULD CAUSE OUR OPERATING RESULTS TO SUFFER.

         The implementation of our solutions requires internal quality assurance testing and customer testing which may reveal performance issues that could lead to delays in providing our solutions for customers. In addition, the reallocation of resources associated with any postponement could cause delays in the implementation of our services for other customers and may adversely affect or delay our ability to develop and release future enhancements to our existing solutions as well as new solutions. Any such delays could harm our operating results.

         OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

         Our future success depends upon the continued service of our executive officers and other key personnel. We do not require any of our officers or key employees to work for us for any specific amount of time nor are they under any employment agreements. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be harmed. In particular, Robert C. Rhodes, our Chief Executive Officer and Richard N. Hartmann, our Chief Operations Officer, would be particularly difficult to replace. The loss of either of these two individuals, or other future key employees, would have a material adverse effect on us.

         OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO SUCCESSFULLY HIRE AND RETAIN KEY PERSONNEL.

         Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. We may be unable to retain our key employees or retain other highly qualified employees in the future. The failure to attract and retain the necessary managerial, marketing, service delivery, customer service, technical, financial or administrative personnel could harm our business. We cannot be certain we will be able to attract and retain a sufficient number of qualified software developers or outside consultants for our systems.

         OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The market for IT services is changing rapidly and is intensely competitive. We expect competition to intensify as the number of entrants and new technologies increases. We may not be able to compete successfully against current or future competitors. The competitive pressures facing us may harm our business, operating results and financial condition.

         Our current and potential competitors include, among others, both private and public companies which are perceived as providing services, or which actually provide components of the solutions we provide. Most of our competitors are better established in the IT services industry and have greater financial resources than us. In addition, our customers and companies with whom we currently have strategic relationships may become competitors in the future. Many of our competitors and potential competitors possess larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop solutions that are superior to our solutions, have significantly improved functionality as compared to our existing and future solutions and achieve greater customer acceptance. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share that in turn could harm our business, operating results and financial condition.

         IF WE ARE UNABLE TO MEET THE RAPID TECHNOLOGICAL CHANGE IN IT SERVICES, OUR EXISTING SOLUTIONS COULD BECOME OBSOLETE.

         Our products and services may fail to be competitive if we do not maintain or exceed the pace of technological developments in IT services. The information services, software and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and evolving industry standards and practices. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete. Our future success will depend, in part, on our ability to do the following:

         o        develop leading technologies;

         o        enhance our existing solutions;

         o develop new solutions that address the increasingly sophisticated and varied needs of our prospective customers; and

         o respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

         If we are unable to develop and introduce services or enhancements in a timely manner in response to changing market conditions or customer requirements, or if new products and services do not achieve market acceptance, our business will suffer.

         NO ASSURANCE OF SUCCESSFUL COMPLETION OF ACQUISITIONS

         There can be no assurance that we will be successful in identifying and evaluating suitable acquisitions or in concluding any such acquisition. See "Recent Developments" above for a discussion of an acquisition agreement we have signed. We cannot assure you that we will be able to negotiate any acquisitions on terms favorable to us.

         SCARCITY OF AND COMPETITION FOR ACQUISITIONS

         We are and will continue to be an insignificant participant in the business of seeking acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in successfully completing an acquisition. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

         BECAUSE CERTAIN EXISTING STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, OTHER STOCKHOLDERS' VOTING POWER MAY BE LIMITED.

         Our executive officers, directors and their affiliates will beneficially own or control approximately 66.6% of our Common Stock. As a result, if those stockholders act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These stockholders may make decisions that are adverse to your interests. See our discussion under the caption "Principal Stockholders" for more information about ownership of our outstanding shares.

         WE HAVE NEVER PAID DIVIDENDS.

         We have never paid dividends on our Common Stock and the Company does not expect to pay any dividends for the foreseeable future.


ITEM 2 - DESCRIPTION OF PROPERTY

         LOCATIONS

         We lease approximately 2,195 square feet of office space in Stafford, Texas (a suburb of Houston) from HSO Corporate Drive Limited Partnership, at a monthly rent of $3210, with provision for escalations to reflect increases in taxes and other costs to the lessor. The initial term of the lease expires February 28, 2005. It is management's intention to seek larger corporate headquarters office at a lower rate.


ITEM 3 - LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on NASD's OTCBB market under the symbol "SEVI". Public trading of our common stock commenced on September 17, 2001 as Wallace Silver, Inc. under the "WSLV" symbol. The company was renamed Wallace Resources, Inc. and traded briefly under the symbol of "WSLV" between October 24, 2003 before being renamed Systems Evolution Inc. and trading under the symbol of "SEVI" after November 28, 2003. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing price per share of our common stock on the NASD's OTCBB market.

                                                      High         Low
                                                      ----         ---
YEAR ENDED MAY 31, 2003:
First Quarter                                        $          $
Second Quarter
Third Quarter
Fourth Quarter                                         0.20        0.15

YEAR ENDED MAY 31, 2004:
First Quarter                                        $ 0.25     $  0.15
Second Quarter                                         0.75        0.15
Third Quarter                                          1.50        0.20
Fourth Quarter                                         1.10        0.31

         On May 31, 2004, the last sale price reported on the NASD's OTCBB market for our common stock was $0.56 per share. We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES

         In June 2003, the Company sold 30,000 shares of common stock issued for $9,300 in cash.

         In fiscal 2004, the Company sold 887,096 shares of common stock to a third party for $275,000. These proceeds were used to pay off a note payable totaling $275,000.

         Subsequent to the period ending May 31, 2004, the Company sold 112,580 shares of stock to two private investors at $0.31 per share.

         The transactions are viewed as exempt from registration under the Securities Act of 1933, as amended, under section 4(2) thereof, as transactions not involving any public offering.

         EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of May 31, 2004:

                                                   (a)                  (b)                   (c)
                                                                                           Number of
                                                                                          securities
                                                                                           remaining
                                                                                         available for
                                                Number of                               future issuance
                                                securities        Weighted-average       under equity
                                            to be issued upon    exercise price of    compensation plans
                                               exercise of          outstanding           (excluding
                                               outstanding            options,            securities
                                                 options,             warrants           reflected in
                                           warrants and rights       and rights            column a)
                                           -------------------   ------------------   -------------------
 Equity compensation plans approved by
             security holders                         0            $       0.00                   0
 Equity compensation plans not approved by
           security holders (1)                  14, 057,500       $       0.12           5,962,500(2)
                    Total                        14, 057,500       $       0.12           5,962,500

         (1) Represents 20,000,000 shares authorized for issuance under the Systems Evolution Inc. 2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan. Immediately upon the grant of any option, warrant, shares of preferred stock or award, the number of shares of Common Stock that may be issued or optioned under the Plan will be increased. The number of shares of such increase shall be an amount such that immediately after such increase the total number of shares issuable under the Plan and reserved for issuance upon exercise of outstanding options, warrants or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of Common Stock of the Company. Such increase in the number of shares subject to the Plan shall occur without the necessity of any further corporate action of any kind or character.

         (2) Since the plan automatically re-allocates to 15% of outstanding, this number only reflects the 20,000,000 allocated in the aforementioned plan in
(1).


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this annual report on Form 10-KSB. In addition to historical information, this management's discussion and analysis of financial condition and results of operations and other parts of this annual report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking information as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this annual report.

         The Company, previously known as Wallace Resources Inc., was organized in the State of Idaho on August 26, 1968. Systems Evolution Inc., our Texas operating company was acquired by the Company on September 9, 2003, and after the acquisition, the Company's current directors and management took control of the company. We generate revenue from professional services performed for our end-user customers and the end-user customers of our software partners.

         Revenue is derived primarily from professional services provided on a time and materials basis, with the remaining revenue provided from fixed fee engagements. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue.

        Our revenue and operating results are subject to substantial variations based on our customers' expenditures and the frequency with which we are chosen to perform services for our customers. Revenue from any given customer will vary from period to period.

        Our gross margins are affected by trends in the utilization rate of our professionals (defined as the percentage of our professionals' time billed to customers, divided by the total available hours in the respective period), the salaries we pay our consulting professionals, and the average rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, our utilization rate will decline and adversely affect our gross margins.

         RESULTS OF OPERATIONS YEAR ENDED MAY 31, 2003 COMPARED TO YEAR ENDED MAY 31, 2004

         Total gross revenue decreased from $1,101,593 for the year ended May 31, 2003 to $656,676 for the year ended May 31, 2004, a decrease of 40%. The decrease in revenue resulted in part from the discontinuance of previous business segments that did not match management's go forward business plan.

         Net loss from operations increased from $262,794 for the year ended May 31, 2003 to $2,733,687 for the year ended May 31, 2004. The majority of the loss is attributed to payment of stock to 4 consultants in exchange for services associated with the Company's acquisition of its Texas operating company, Systems Evolution Inc.

         OPERATING EXPENSES

         Payroll and related costs make up the majority of the cost of revenue for the company. Total payroll and related costs decreased from $1,069,357 for the year ended May 31, 2003 to $876,293 for the year ended May 31, 2004, a decrease of 18%. This decrease may be attributed to discontinued operations. Gross margins on sales stayed consistent with previous years.

         General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses increased from $244,030 for the year ended May 31, 2003 to $2,450,541 for the year ended May 31, 2004. This increase is related to the costs associated with the acquisition of our Texas operating company on September 9, 2003 and the subsequent stock based compensation.

         STOCK COMPENSATION

         Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense increased from zero for the year ended May 31, 2003 to $227,000 for the year ended May 31, 2004.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $6,732 for the year ended May 31, 2003 compared to $387,905 for the year ended May 31, 2004. Net cash provided by financing activities was $6,962 for the year ended May 31, 2003 compared to $389,705 for the year ended May 31, 2004. This increase was attributed to the greater desirability of the Company's public equity versus its private equity for the previous period.

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

         CRITICAL ACCOUNTING POLICIES

        Consulting revenues are comprised of revenue from professional services fees recognized primarily on a time and materials basis as performed. For fixed fee engagements, revenue is recognized using the proportionate performance method (based on the ratio of hours expended to total estimated hours). Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. Our normal payment terms are net 30 days. We record an expense for the expected losses on uncollectible accounts receivable each period based on known facts and circumstances for the respective period.

ITEM 7 - FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Systems Evolution Inc.
Stafford, Texas

We have audited the accompanying balance sheet of Systems Evolution Inc. as of May 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems Evolution Inc. as of May 31, 2004, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Systems Evolution Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred significant losses the last three fiscal years and has a working capital deficiency at May 31, 2004 totaling $269,966; all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
August 24, 2004

                             SYSTEMS EVOLUTION, INC.
                                  BALANCE SHEET
                                  MAY 31, 2004

                                     ASSETS
CURRENT ASSETS:
   Cash                                                                                            $        19,522
   Accounts receivable - trade, net of allowance of $15,000                                                107,369
                                                                                                   ---------------
            Total current assets                                                                           126,891

FURNITURE AND EQUIPMENT, net                                                                                55,883
INTANGIBLES, net                                                                                           143,150
                                                                                                   ---------------
            Total assets                                                                           $       325,924
                                                                                                   ===============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                                                $        48,515
   Accrued expenses                                                                                        192,369
   Current portion, long - term debt                                                                         5,000
   Notes payable                                                                                           150,973
                                                                                                   ---------------
            Total current liabilities                                                                      396,857

LONG - TERM DEBT, net of current portion                                                                    11,137
                                                                                                   ---------------
            Total liabilities                                                                              407,994

COMMITMENTS

STOCKHOLDERS' DEFICIT:
   Common stock, no par value,  500,000,000 shares authorized,  52,286,442
      shares issued and outstanding                                                                      2,679,765
   Accumulated deficit                                                                                  (2,761,835)
            Total stockholders' deficit                                                                    (82,070)
                                                                                                   ----------------

            Total liabilities and stockholders `deficit                                            $       325,924
                                                                                                   ===============

          See accompanying summary of accounting policies and notes to financial statements.

                             SYSTEMS EVOLUTION, INC.
                             STATEMENT OF OPERATIONS

                                                                                    YEARS ENDED MAY 31,
                                                                           ---------------------------------------
                                                                                 2004                  2003
                                                                           ------------------    -----------------
REVENUES                                                                   $      656,676        $    1,101,593

OPERATING EXPENSES:
    Payroll and related costs                                                     876,293             1,069,357
    General, administrative and selling                                         2,450,541               244,030
    Bad debt                                                                       63,529                51,000
                                                                           --------------        --------------
                                                                                3,390,363             1,364,387
                                                                           --------------        --------------

LOSS FROM OPERATIONS                                                           (2,733,687)             (262,794)

IMPAIRMENT, available for sale securities                                               -               (40,025)
                                                                           --------------        ---------------

NET LOSS                                                                   $   (2,733,687)       $     (302,819)
                                                                           ===============       ==============


BASIC AND DILUTED LOSS PER SHARE:                                          $         (.06)       $         (.01)
                                                                           ===============       ===============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
         OUTSTANDING                                                           45,559,510            37,500,000
                                                                           ===============       ===============

     See accompanying summary of accounting policies and notes to financial statements.

                             SYSTEMS EVOLUTION, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                        YEARS ENDED MAY 31, 2004 AND 2003

                                                      Common Stock              Accumulated         Stockholder
                                                Shares           Amount           Deficit           Receivable           Total
                                              -------------  ---------------  -----------------  ------------------  ---------------
Balances, May 31, 2002                           6,600,000   $       1,000    $     274,671      $        (31,044)   $     244,627

   Sale of common stock                            128,516          39,840                -                     -           39,840

   Issuance of common stock for note
   receivable                                    2,000,000          20,000                -               (20,000)               -

   Payment, stockholder receivable                       -               -                -                14,622           14,622

   Recapitalization                             28,771,484               -                -                     -                -

   Net loss                                              -               -         (302,819)                    -         (302,819)
                                              ------------   -------------    -------------      ----------------    -------------

Balances, May 31, 2003                          37,500,000          60,840          (28,148)              (36,422)          (3,730)

   Reverse acquisition                           6,619,346               -                -                     -                -

   Sale of common stock                            887,096         275,000                -                     -          275,000

   Option expense                                        -         183,125                -                     -          183,125

   Issuance of common stock for
       Services                                  9,080,000       2,044,800                -                     -        2,044,800

Stock issued for AXP acquisition                   200,000         136,000                -                     -          136,000

   Return of stock                              (2,000,000)        (20,000)               -                20,000                -

   Payment, stockholder receivable                       -               -                -                16,422           16,422

   Net loss                                              -               -       (2,733,687)                    -       (2,733,687)
                                              ------------   -------------    --------------     ----------------    --------------

Balances, May 31, 2004                          52,286,442   $   2,679,765    $  (2,761,835)     $              -    $     (82,070)
                                              ============   =============    ==============     ================    ==============

          See accompanying summary of accounting policies and notes to financial statements.

                             SYSTEMS EVOLUTION, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED MAY 31,
                                                                              -------------------------------------
                                                                                    2004               2003
                                                                              -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $    (2,733,687)   $      (302,819)
   Adjustments  to  reconcile  net  loss to net  cash  used  in  operating activities:
      Depreciation and amortization                                                    23,936             27,973
      Loss on disposition of property and equipment                                         -             12,520
      Stock issued for services                                                     2,044,800                  -
      Stock option expense                                                            183,125                  -
      Impairment, available for sale securities                                             -             40,025
      Bad debt                                                                         63,529             51,000
   Changes in assets and liabilities:
      Accounts receivable - trade                                                     (30,476)            88,326
      Federal income tax receivable                                                         -             43,318
      Prepaid expenses and other assets                                               (21,796)                 -
      Accounts payable                                                                 15,613              7,992
      Accrued expenses                                                                 67,051             24,933
                                                                              ---------------    ---------------
            Net cash used in operating activities                                    (387,905)            (6,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                 (11,948)                 -
                                                                              ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable and long-term debt                                      (306,657)           (47,500)
   Proceeds from notes payable and long-tem debt                                      315,000                  -
   Sale of common stock                                                               364,940             39,840
   Stockholder receivable                                                              16,422             14,622
                                                                              ---------------    ---------------
            Net provided by financing activities                                      389,705              6,962
                                                                              ---------------    ---------------

NET CHANGE IN CASH                                                                    (10,148)               230

CASH, beginning of year                                                                29,670             29,440
                                                                              ---------------    ---------------

CASH, end of year                                                             $        19,522    $        29,670
                                                                              ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                              $        13,158    $        10,096
                                                                              ===============    ===============
   Taxes paid (refunded)                                                      $             -    $       (43,318)
                                                                              ===============    ================


NON CASH FINANCING ACTIVITIES:
   Issuance(return) of common stock for note receivable                       $       (20,000)   $        20,000
                                                                              ===============    ===============
    Issuance of common stock for services rendered                            $     2,044,800    $             -
                                                                              ===============    ===============
    Issuance of common stock for acquisition of AXP                           $       136,000    $             -
                                                                              ===============    ===============
    Return of common stock for forgiveness of note receivable                 $       (20,000)   $             -
                                                                              ================   ===============


     See accompanying summary of accounting policies and notes to financial statements.

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Systems Evolution Inc. ("SEVI") was incorporated in Texas on November 22, 1993. SEVI is an IT outsourcing and systems integration company providing services primarily in Houston, Texas. SEVI's objective is to work with its customers to help improve efficiency, productivity and profitability of their operations.

        On September 9, 2003, Wallace Resources, Inc. ("Wallace"), an Idaho public corporation issued 37,500,000 shares of common stock for 100% of the outstanding common stock of Systems Evolution. After the merger the stockholders of SEVI owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of Wallace and a recapitalization of SEVI using the purchase method of accounting. SEVI's historical financial statements replace Wallace's in the accompanying financial statements.

        Cash and Cash Equivalents - SEVI considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Furniture and Equipment - Property and equipment is stated at cost with depreciation calculated using the straight-line method over the estimated useful lives. When assets are retired or otherwise removed from the accounts, any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred, and significant renewals and improvements are capitalized.

        Marketable Securities - SEVI's investments in marketable securities consist of stocks traded in the public market, all of which are classified as available for sale. Available for sale securities are recorded at fair value with unrealized holding gains and losses reported as a separate component of stockholders' deficit. If a decline in market value is determined to be other than temporary, any such gains and losses are recognized in earnings. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis.

        As of May 31, 2003, SEVI determined the decline in market value of the common stock received in 2002 was other than temporary, and recorded an impairment of $40,025 in 2003.

        Revenue Recognition - Revenues are recognized as services are provided, in accordance with customer consulting agreements.

        Allowance for Doubtful Accounts - Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

        Intangibles - Intangibles consists of customer relationships and employment agreements that were acquired in the AXP acquisition (see note 3), and are being amortized over three years.

        Fair Value of Financial Instruments - SEVI's financial instruments consist of cash and cash equivalents, receivables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

        Loss Per Common Share -Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended May 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

        Income Taxes - The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using anticipated tax rates and laws that will be in effect when the differences are expected to reverse. The realization of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in SEVI's tax returns.

        Stock-Based Compensation - The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation expense to employees is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. We account for stock-based compensation (stock options and warrants) for non-employees, who are not members of our board of directors, at fair value using the Black Scholes option-pricing model. Stock issued directly to employees and non-employees is expensed based on the stock price on the date the shares are earned; which is usually the date issued.

        The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.


                                                                                          2004            2003
                                                                                     ---------------  --------------

         Net loss, as reported                                                       $  (2,733,687)   $    (302,819)
         Add: Intrinsic value expense recorded                                             183,125                -
         Deduct: total stock-based employee compensation      expense
         determined under fair value based method                                         (227,000)               -
                                                                                     -------------    -------------
         Pro forma net loss                                                          $  (2,777,562)   $    (302,819)
                                                                                     =============    =============

         Earnings per share:
         Basic and diluted - as reported                                                      (.06)            (.04)
         Basic and diluted - pro forma                                                        (.06)            (.04)

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: no dividend yield and expected volatility of 191% and .001%, respectively, risk-free interest rate of 1.5% and 4.0%, respectively, and expected lives of 5 years.

        Comprehensive Income - Comprehensive income is defined as all changes in stockholders' deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. SEVI's comprehensive loss was equal to its net loss for all periods presented in these financial statements.

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       GOING CONCERN

        The financial statements have been prepared assuming that SEVI will continue as a going concern. SEVI has incurred significant losses the last three fiscal years and has a working capital deficiency at May 31, 2004 totaling $269,966; all of which raise substantial doubt about SEVI's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should SEVI be unable to continue as a going concern

        The continued support of SEVI's lenders and stockholders' is required in order for SEVI to continue as a going concern. Management's plans to support and grow SEVI's operations include increasing marketing and sales efforts and obtaining additional equity financing. SEVI's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations

3.      ACQUISITION

        On March 15, 2004, SEVI completed the acquisition of all the issued and outstanding shares of AXP Technologies, Inc. ("AXP"). Pursuant to the transaction, SEVI issued 200,000 shares of its common stock valued at $136,000, using the stock price on the date of the merger, and $20,000 cash for 100% of the outstanding common stock of AXP. As of the effective date AXP became a wholly owned subsidiary of SEVI. The acquisition was accounted for using the purchase method of accounting resulting in an excess purchase price over the fair value of net tangible assets was approximately $155,000 SEVI has allocated the excess purchase price 75% to employment agreements with the two shareholders of AXP and the remaining 25% to customer relationships. Both intangible assets are being amortized over three years.

        The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

                                                        Total
                                                      -------------

                Current assets                           $  13,000
                Property and equipment                       8,000
                Intangibles                                154,000
                                                      -------------
                  Total assets acquired                    175,000
                                                      -------------

                Current liabilities                         20,000
                                                      -------------
                  Net assets acquired                    $ 155,000
                                                      =============

         The consolidated statement of operations in the accompanying financial statements for the year ended May 31, 2004 includes the operations of AXP from March 15, 2004 through May 31, 2004. The following are pro forma condensed statements of operations for the years ended May 31, 2004 and 2003, as though the acquisitions had occurred on May 8, 2003; the date AXP was formed.


                                                                          Twelve Months Ended May 31,
                                                                          2004                   2003
                                                                  ---------------------    -----------------

                 Revenue                                          $           861,000      $    1,102,000
                 Net loss                                         $        (2,765,000)     $     (303,000)

                 Net loss per share - basic and diluted           $              (.06)     $         (.01)


4.      FURNITURE AND EQUIPMENT

        Furniture and equipment consisted of the following as of May 31, 2004:


                                     ESTIMATED USEFUL
                                      LIVES IN YEARS
                                   ---------------------
Furniture and office equipment            5 - 7                $       17,140
Computer equipment                        3 - 5                        61,446
Automobiles                                 5                          46,814
                                                               --------------
                                                                      125,400
Less: accumulated depreciation                                        (69,517)
                                                               --------------
                                                               $       55,883
                                                               ==============

5.      NOTES PAYABLE AND LONG-TERM DEBT

        SEVI has a note payable to a bank that accrues interest at prime rate (4.25% at May 31, 2004) plus 1.5% and is due in monthly installments of $5,000 with the remaining unpaid principal and interest was due June 17, 2004 and is currently in default. At May 31, 2004 $65,678 was still outstanding on the note. The note is secured by all assets of SEVI.

        SEVI has a $30,000 unsecured line of credit with American Express bearing interest at 25.99%. The balance due under the line at May 31, 2004 was $23,883.

        SEVI has assumed an unsecured line of credit from AXP (see note 3) with American Express bearing interest at 25.99%. The balance due under the line at May 31, 2004 was $797.

        SEVI has a $25,000 unsecured line of credit with MBNA bearing interest at 12.99%. The balance due under the line at May 31, 2004 was $20,615

        SEVI has a $15,000 note payable to a related party bearing interest at 1.0% and was due on July 16, 2004. The balance outstanding on the note at May 31, 2004 was $15,000.

        SEVI has a $25,000 note payable to a related party bearing no interest. The balance outstanding on the note at May 31, 2004 was $25,000.

        SEVI has a long-term note payable with Ford Motor Credit with monthly payments totaling $538 secured by an automobile. The balance due at May 31, 2004 was $16,137 with approximately $5,500 due in fiscal 2005 and 2006 and the balance due in fiscal 2007.

        SEVI in fiscal 2004 received proceeds of $275,000 from a third party in exchange for a note payable. The note payable was paid off prior to May 31, 2004 using proceeds from the sale of common stock (see note7).

6.      INCOME TAXES

        SEVI has incurred net losses for the last three years and, therefore, has no tax liability as of May 31, 2004. SEVI did not record income tax expense or benefit in 2004, however, recorded a federal income tax benefit in 2002 related to a refund resulting from carrying back net operating losses to previous tax years. The refund totaled $43,318 and was collected in 2003.

        The net deferred tax asset generated by loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $330,000 at May 31, 2004, and will expire in various years through 2024.

        Components of deferred tax assets and liabilities at May 31, 2004 are as follows:


                                                     2004
                                                --------------
Deferred tax liabilities                        $            -
Deferred tax assets:
   Allowance for doubtful accounts                       5,100
   Net operating loss carryforward                     243,000
                                                --------------
Valuation allowance                                   (248,100)
                                                --------------
   Net deferred tax asset                       $            -
                                                ==============

7.      COMMON STOCK AND STOCKHOLDERS' RECEIVABLE

        In January 2003, SEVI sold 2,000,000 shares of SEVI's common stock to an officer of SEVI in exchange for a note receivable totaling $20,000. The amount was shown as a reduction of stockholders' equity at May 31, 2003. In fiscal 2004, the officer returned the 2,000,000 shares to the Company as settlement of the note receivable.

        In May 2003, SEVI sold 128,516 shares of common stock for $39,840.

        As of May 31, 2003, SEVI had a note receivable from the majority stockholder totaling $16,422. The note accrued interest at 6% and was due in December 2018. The amount was shown as a reduction of stockholders' deficit at May 31, 2003. The balance was settled during the year ended May 31, 2004.

        In fiscal 2004, SEVI issued 8,000,000 shares of common stock to four consultants resulting $1,820,000 in non-cash expense. The expense was calculated using the stock price on the date the shares were issued.

        In fiscal 2004, SEVI issued 1,000,000 shares of common stock as compensation to its new Chief Operating Officer for signing an employment agreement with SEVI resulting in $200,000 of non-cash expense based on the stock price on the date issued.

        In fiscal 2004, SEVI sold 887,096 shares of common stock to a third party for $275,000. These proceeds were used to pay off a note payable totaling $275,000 (see note 5). In addition, SEVI sold 290,129 shares of common stock for proceeds totaling $89,940. These shares have not been issued; therefore, $89,940 is included in accrued expenses in the accompanying balance sheet as of May 31, 2004.

        In fiscal 2004, SEVI issued 200,000 shares of common stock in connection with the acquisition of AXP (see note 3).

        In fiscal 2004, SEVI issued 80,000 shares of common stock to three employees resulting in non cash compensation expense totaling $24,800 based on the stock price on the date issued.


8.      STOCK OPTIONS

        At May 31, 2003, SEVI had one plan, the 2000 Employee stock option plan. All options under the 2000 plan have been exercised or expired as of May 31, 2004. During fiscal 2004, SEVI created the 2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan. Under the 2003 Plan, the total number of shares of common stock that may be granted is 20,000,000. SEVI has granted a total of 13,140,000 options with exercise prices of $.05 to $.25 per share which vest over 48 months. The maximum term of the options is ten years.
        The following table summarizes stock option activity:

Outstanding, June 1, 2002                                           2,125,000
Granted                                                                     -
Canceled or expired                                                (2,110,000)
Exercised                                                                   -
                                                               --------------
Outstanding, May 31, 2003                                              15,000
                                                               ==============
Exercisable at May 31, 2003                                             3,000
                                                               ==============
Weighted-average fair value of options, granted during the
   year                                                        $            -
                                                               ==============



Outstanding, June 1, 2003                                               3,000
Granted                                                            13,140,000
Canceled or expired                                                    (3,000)
Exercised                                                                   -
                                                               --------------
Outstanding, May 31, 2004                                          13,140,000
                                                               ==============
Exercisable at May 31, 2004                                         1,112,083
                                                               ==============
Weighted-average grant-date fair value of
   options, granted during the year                            $          .27
                                                               ==============
Weighted average exercise price of options granted             $          .12
                                                               ==============
Weighted-average remaining, years of contractual life                      10
                                                               ==============


9.      COMMITMENTS AND CONTINGENCIES

        SEVI has one non-cancelable operating lease. The lease is for office space and it expires in February 28, 2005. Approximate future minimum rent under the agreement is $29,000.

        Total rental expense for the years ended May 31, 2004 and 2003 was approximately $37,000 and $39,000, respectively.

        SEVI has entered into 4 employment agreements with key employees. All agreements are 3 years in length and the aggregate annual amount for these agreements is $470,000. If SEVI terminates the agreements, a severance payment of one (1) year's salary is required to the employee.


10.     CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially subject SEVI to concentration of credit risk are accounts receivable. SEVI performs ongoing credit evaluations as to the financial condition of its customers.

        For the years ended May 31, 2004 and 2003, six customers accounted for approximately 74% and 75%, respectively, of total revenues. As of May 31, 2004 and 2003, these six customers accounted for approximately 46% and 40% of accounts receivable, respectively.

11.     SUBSEQUENT EVENTS

        In June through August 2004, SEVI has sold 112,580 shares of common stock for $.31 per shares.

        In June through August 2004, SEVI issued approximately 2,700,000 shares of common stock to various consultants. SEVI will record expense related to the issuances based on the common stock price on the date issued.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On August 30, 2004, the Board of Directors of the Company dismissed Malone & Bailey, PLLC as the Company's independent public accountants. The Company retained the services of Lopez, Blevins, Bork & Associates, L.L.P. as independent public accountants to audit the Company's consolidated financial statements for the year ending May 31, 2004. The Company filed a Form 8-K on August 30, 2004 reporting this event.

         In connection with the audit of Systems Evolution Inc.'s financial statements, and in the subsequent interim period, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report.


ITEM 8A - CONTROLS AND PROCEDURES

         We performed an evaluation under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management including our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of May 31, 2004.

         There have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT

         Our executive officers and directors, and their ages and positions as of May 31, 2004 are as follows:


Name                                              Age      Position
--------------------------------------------  ----------   -----------------------------------------------------
Robert C. Rhodes                                  36       Chairman of the Board
                                                           CEO
--------------------------------------------- ------------ ----------------------------------------------------------
Richard N. Hartmann                               48       COO
                                                           President
--------------------------------------------- ------------ ----------------------------------------------------------
Willie A. Jackson, Jr.                            42       VP,
                                                           Infrastructure Support Services
--------------------------------------------- ------------ ----------------------------------------------------------
Michael M. Barbour                                58       Director
                                                           Chairman of the Compensation Committee
--------------------------------------------- ------------ ----------------------------------------------------------
John B. Dewberry                                  80       Director
                                                           Chairman of the Audit Committee
--------------------------------------------- ------------ ----------------------------------------------------------
Patrick L. Anderson                               41       Director

--------------------------------------------- ------------ ----------------------------------------------------------


         Robert C. Rhodes has served as Chairman of the Board and Chief Executive Officer since September 9, 2004. Mr. Rhodes has worked in software development and sales since 1986. Prior to his employment with the Company, Mr. Rhodes held positions at the BSG Alliance/IT and Software Integration Consulting Group. In 1993 he founded the Texas operating unit of the Company, which at that time made extensive use of mentoring and training techniques to advance consulting services for knowledge transfer and the implementation of technical architecture. Mr. Rhodes took the company public in 2003.has driven revenue and employee growth to new levels, and has expanded the company's focus to a full-service consultancy.

         Richard N. Hartmann has served as the Chief Operating Officer for the company since January 1, 2004 and President since August 15, 2004. Mr. Hartmann has managed technology based organizations for twenty-five years with experience that spans large systems integrators to technology start-ups. Mr. Hartmann held a variety of positions with the Unisys Corporation including direct sales, branch and district management as well as regional marketing management. He leveraged that experience to help launch new business initiatives at PowerCerv and Austin Software Foundry in positions growing from regional manager to Executive Vice President and Chief Operating Officer. Most recently he was Managing Director of Noblestar a consulting company headquartered in Reston, Virginia.

         Willie Jackson joined the company after AXP Technologies, Inc., a company he co-founded, was acquired by the Company in March 2004. Mr. Jackson has spent the greater part of the past two decades leading Business Development and IT delivery teams for companies including IKON Document Services, Reliant Energy, Velocity Express, SYSCO Foods, and Equifax. Before AXP, Mr. Jackson served as Consulting Services Manager for three IT consulting and network support firms where he provided consulting and high performance sales leadership, new market development, and technical business solutions to Gulf Coast middle-market companies. Prior to consulting leadership roles, he led and delivered enterprise application development for E-Commerce, Technology, and Business Development projects.

         Michael M. Barbour, Director since 2003 and Chairman of the Compensation Committee since 2004, is currently Chief Executive Officer of MicroLight Corporation of America (www.microlightcorp.com). Mr. Barbour is the former CEO of a $60 million a year, NASDAQ listed, global healthcare company and was the 1998 recipient of Ernest and Young's Entrepreneur of Year Award in Healthcare. Mr. Barbour has over 30 years in the healthcare industry, having raised over $30 million in debt and public equity financing as well as over $60 million in mergers and acquisitions.

         John B. Dewberry, CPA, has served as Director for Systems Evolution Inc. since 1995. Mr. Dewberry's long career in public accounting spans back to 1945 and include private businesses as well as public accounting practice. Early in his career, Mr. Dewberry was Chief Accountant at Western Gear Works. Mr. Dewberry then joined public accountants Peat Marwick Mitchell. From 1960 to the present, Mr. Dewberry has had a public accounting practice.

         Patrick L. Anderson (CPD/A, CPD/P, CSD, CSI, CSTI, MCP, MCT) has served as a Director since 2003. With over twenty years of experience in the software industry, Mr. Anderson's lucid technical vision has helped clients maximize the return on investment for their projects, and his deep knowledge of Internet-based architecture has produced premium enterprise solutions. Prior to working with the Company, Mr. Anderson worked for the office of the CTO of SilverStream Software, Inc., where he was a systems architect and project troubleshooter.

         FAMILY RELATIONSHIPS

         There are no family relationships between or among the executive officers and directors of the Company.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors, executive officers and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the company and on written representations from certain reporting persons, we believe that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for:

         o        Mr. Rhodes, who did not timely file Form 3 report.

         o Mr. Anderson, who did not timely file a single Form 4 reporting a transaction disclosed within the 10Q-SB filed April 23, 2004.

         o        And Mr. Hartmann, who did not timely file a Form 3 report.

         AUDIT COMMITTEE

         Our audit committee oversees our corporate accounting and financial reporting process. Among other duties, it:

         o Evaluates our independent auditors' qualifications, independence and performance;

         o        Determines the engagement of the independent auditors;

         o Approves the retention of our independent auditors to perform any proposed permissible non-audit services;

         o        Reviews our financial statements;

         o        Reviews our critical accounting policies and estimates;

         o        Oversees our internal audit function;

         o And discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements.

         The current members of our audit committee are Messrs. Anderson and Dewberry, who is the committee chair. The Board of Directors has determined that Mr. Dewberry qualifies as an audit committee "financial expert" under the rules of the Securities and Exchange Commission.

         We are reviewing a proposed corporate code of conduct, which would provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. The corporate code of conduct would include a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity.


ITEM 10 - EXECUTIVE COMPENSATION

         MANAGEMENT COMPENSATION

         The following table contains information concerning compensation earned by the Company's Management as of the end of Fiscal Year 2003.

                           SUMMARY COMPENSATION TABLE

                                                                Annual                           Long Term
                                                             Compensation                       Compensation
                                            ---------------------------------------------   -------------------

                                                                                                      Securities      All other
Name                      Title             Salary(s)               Bonus(s)                  Underlying Options     Compensation
--------------------      ------            --------------------    --------------------     -------------------     --------------
Robert C. Rhodes          CEO       2004    $ 79,953 (1)            $ 50,000 (2)                       6,000,000        $ 0
                                    2003    $ 100,000               $ 0                                        0        $ 0
Richard N. Hartmann       COO       2004    $ 44,057 (3)            $ 0                                6,500,000(4)     $ 0
                                    2003    $ 0                     $ 0                                        0        $ 0
Willie A. Jackson         VP        2004    $ 25,000 (5)            $ 2,761                         1,900,000(6)        $ 0
                                    2003    $ 0                     $ 0                                        0        $ 0



         (1) This amount includes $50,000 accrued but not paid. On July 1, 2004, the Company entered into an employment agreement retroactively effective as of January 1, 2004 with Mr. Rhodes that provided for an annual base salary of $200,000 and bonus of $125,000. For at least the first calendar quarter of 2004, the Officer's W2 paid salary shall be $50,000 with no bonus. Each month, upon review of the Company's run rate (defined as the company's average monthly billings for the last quarter), the Officer's W2 salary shall be adjusted upwards at least $10,000 for each million dollars of run rate past $1,000,000 in run rate until such time as the Officer's true salary is reached. This agreement initially had 2,000,000 options annually vesting with an exercise price of $0.05, vesting quarterly. The term of this agreement was three (3) years.

         (2) On May 31, 2004, the Company declared a $50,000 bonus for Mr. Rhodes. This bonus was accrued on the Company's books without direct payment to Mr. Rhodes.

         (3) Mr. Hartmann began employment on January 1, 2004. On January 1, 2004, the Company entered into an employment agreement with Mr. Hartmann that provided for an annual base salary of $150,000 and bonus of $100,000. For at least the first calendar quarter of 2004, the Officer's W2 paid salary shall be $50,000. Each month, upon review of the Company's run rate (defined as the company's average monthly billings for the last quarter), the Officer's W2 salary shall be adjusted upwards at least $10,000 for each million dollars of run rate past $1,000,000 in run rate until such time as the Officer's true salary is reached. This agreement initially had 500,000 options vesting quarterly with an exercise price of $0.05. The term of this agreement was three
(3) years.

         (4) On August 1, 2004, Mr. Hartmann's agreement was amended to include an additional five (5) million options, vesting annually based upon achievement of certain acquisition growth parameters.

         (5) On February 26, 2004, the Company entered into a definitive agreement to purchase AXP Technologies and an employment agreement with Mr. Jackson. Originally, the agreement provided for a $60,000 salary and a $120,000 bonus opportunity. This agreement was amended August 1, 2004 to provide for a $100,000 base salary and a $200,000 bonus opportunity.

         (6) On August 1, 2004, Mr. Jackson's agreement was amended to include and additional nine hundred thousand (900,000) options, vesting semi-annually based upon achievement of certain performance parameters.

         BOARD COMPENSATION

         Directors who do not perform service substantially full-time to the Company receive no retainer, but they receive a fee for each Board or committee meeting of $500. The Company reimburses directors for their reasonable out-of-pocket expenses with respect to board meetings and other Company business.

         Directors who are not officers of the Company also participate in the 2003 Plans. Under the 2003 Plan, options to purchase 10,000 shares of our common stock are automatically granted to each non-employee director on the date such director is for the first time elected or appointed to the Board of Directors and vest upon each annual anniversary thereafter. Thereafter, each such director is automatically granted options to purchase 10,000 shares on the date of each annual stockholders meeting provided that such options shall be reduced by that portion of the prior twelve-month period in which a director was not a director of the Company. The exercise price for all non-employee director options granted under the 2003 Plans is 100% of the fair market value of the shares as of the grant date. All such options are immediately exercisable and expire no later than ten years after the date of grant, unless sooner exercised.


ITEM 11 - SECURITY OWNER OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTER

         The following table sets forth certain information, as of August 1, 2004, regarding beneficial ownership of Common Stock by (i) each person known by Systems Evolution, Inc. to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each current director, nominee and executive director of Systems Evolution, Inc., (iii) and all current officers and directors as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. Except as otherwise indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.

Name & Address of                                       Current stock         Current options              Percentage
Beneficial Owner (1)                                         Holdings              Controlled                Of Total
-------------------------------------------------------------------------------------------------------------------------------
                                                           Management
-------------------------------------------------------------------------------------------------------------------------------
Robert C. Rhodes                                           27,178,000           5,000,000 (2)                  52.1 %
3331 Summer Bay Drive
Sugar Land, Texas 77478
Richard N. Hartmann                                         1,000,000           6,500,000 (2)                   1.9 %
13417 Overland Pass
Austin, Texas 78736
Willie A. Jackson, Jr.                                        100,000           1,900,000 (2)                   0.2 %
15615 Oakworth Court
Sugar Land, Texas 77478
                                                            Directors
------------------------------------------------------------------------------------------------------------------------------
Michael M. Barbour                                                  0              10,000 (3)                   0.0 %
2935 Highland Lakes
Missouri City, TX  77459
John B. Dewberry                                                    0              10,000 (3)                   0.0 %
5627 Greencraig Dr,
Houston, Texas 77035-5523
Patrick L. Anderson                                         6,463,094                                          12.4 %
1007 Tigris Lane
Houston, Texas 77090
------------------------------------------------------------------------------------------------------------------------------
                                              All Executive Officers and Directors as a group (6 persons): 34,741,094


         (1) These shareholders do not include directors and or control persons previous to the September 9, 2003 acquisition of Systems Evolution, Inc., the Texas operating company, and the subsequent change of control. Those individuals are no longer required to file Form 3's as they have not been officers of the Company for at least 90 days, beginning on September 9, 2003.

         (2) These numbers represent three (3) year option awards that have various vesting schedules.

         (3) These numbers represent one (1) year option awards that vest annually.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of May 31, 2004, Systems Evolution Inc. was indebted to Mr. Rhodes for a $15,000 loan at a fixed 1% annual interest rate due upon re-payment that he made to the Company. In addition, the Company was indebted to Mr. Rhodes for various expense payments of $1,779.54, which are non-interest bearing and due on demand. The Company had accrued a total of $60,000 for payment of a $50,000 bonus to Mr. Rhodes.

         As of May 31, 2004, the Company owned Mr. Hartmann $2,216.18 and Mr. Jackson $1,403.92 for various expense payments, which are non-interest bearing and due on demand.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31 Certification of Robert C. Rhodes Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

         32       Certification of Robert C. Rhodes Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


(b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2004.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the amount of fees billed by the Company's independent accountants, Malone & Bailey PLLC located at 2925 Briarpark, Suite 900, Houston, Texas 77042, for the year ended May 31, 2004 and the year ended May 31, 2003:

                                          2003                  2004
                               ---------------   -------------------
Audit related fees:                   $ 13,000              $ 17,000
Tax fees:                                  $ 0                   $ 0
All other fees:                            $ 0                   $ 0

         The Company has an Audit Committee of the Board of Directors, which reviews all activities of the Company's independent accountants and approves their actions prior to the engagement by the Board of Directors, who determined whether such activities could affect the independence of such accountants.

                                   SIGNATURE

        In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Systems Evolution Inc.
                           (Registrant)

                           By: /s/ Robert C. Rhodes
                           ----------------------------------------
                           Robert C. Rhodes
                           Chief Executive Officer

                           August 30, 2004
                           ----------------------------------------
                           Date


         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                               Title                         Date
---------                               -----                    ---------------

/s/ Robert C. Rhodes            Chief Executive Officer,         August 30, 2004
--------------------------      Chairman of the Board,
Robert C. Rhodes                Acting Chief Financial Officer


/s/ Michael M. Barbour          Director                         August 30, 2004
--------------------------
Michael M. Barbour

/s/ John B. Dewberry            Director                         August 30, 2004
--------------------------
John B. Dewberry

/s/ Patrick L. Anderson         Director                         August 30, 2004
--------------------------
Patrick L. Anderson

Exhibit Index


Exhibit Number             Description
--------------             -----------


         31       Certification of Robert C. Rhodes Pursuant to Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32       Certification of Robert C. Rhodes Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.