Form 10QSB
period 2004-08-31
SYSTEMS EVOLUTION INC
filed 2004-10-20
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004
                                                ---------------

      [ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number 000-33391
                                               ----------

                             SYSTEMS EVOLUTION INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


          IDAHO                                    82-0291029
----------------------------------       -----------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


                        10707 CORPORATE DRIVE, SUITE 156
                              STAFFORD, TEXAS 77477
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  281-265-7075
--------------------------------------------------------------------------------
                            Issuer's telephone number

                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


      Check whether the issuer (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

        (1) [X] Yes [ ] No

        (2) [X] Yes [ ] No

The number of shares of issuer's Common Stock outstanding as of August 31, 2004:
54,988,699 SHARES

                             SYSTEMS EVOLUTION INC.
                                      INDEX
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR QUARTERLY PERIOD ENDED August 31, 2004


PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements
                  a.       Consolidated Balance Sheets as of August 31,
                           2004 (Unaudited) and May 31, 2004                            3
                  b.       Consolidated Statements of Operations
                           for the Three Months Ended August 31,
                           2004 and 2003 (Unaudited)                                    4
                  C.       Consolidated Statements of Cash Flows
                           for the Three Months Ended August 31,
                           2004 and 2003 (Unaudited)                                    5
                  D.       Notes to Consolidated Financial Statements                   6
         ITEM 2 - Management's Discussion and Analysis
         ITEM 3 - Controls and Procedures

PART II. OTHER INFORMATION

         ITEM 1 - Legal proceedings
         ITEM 2 - Changes in Securities and Use of Proceeds
         ITEM 6 - Exhibits and Reports on Form 8-K

         SIGNATURES

         EXHIBIT 10.7 - Definitive Acquisition Agreement of CMS Technology
         Services, L.P.

         EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002

         EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002

PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements


                             SYSTEMS EVOLUTION INC.
                           CONSOLIDATED BALANCE SHEETS
                  AUGUST 31, 2004 (UNAUDITED) AND MAY 31, 2004

                                                                              AUGUST 31,             May 31,
                                                                                 2004                 2004
                                                                          -------------------- --------------------
                                        ASSETS                               (Unaudited)
CURRENT ASSETS:
  Cash                                                                                     $-              $19,522
  Accounts receivable - trade,
    net of allowance of $28,617 & $15,000                                             149,292              107,369
  Other current assets                                                                 36,562                    -
                                                                                 ------------         ------------
    Total current assets                                                              185,854              126,891

INTANGIBLES                                                                           343,154              143,150
FURNITURE AND EQUIPMENT, NET                                                          112,757               55,883
OTHER                                                                                   1,642                    -
                                                                                 ------------         ------------
    Total assets                                                                     $643,407             $325,924
                                                                                 ============         ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                                   $295,573              $48,515
  Accrued expenses                                                                    248,310              192,369
  Current portion, long-term debt                                                      44,204                5,000
  Notes payable                                                                       224,167              150,973
                                                                                 ------------         ------------
    Total current liabilities                                                         812,254              396,857

Long-term debt, net of current portion                                                 39,387               11,137
                                                                                 ------------         ------------
    Total liabilities                                                                 851,641              407,994

Commitments

STOCKHOLDERS'(DEFICIT)
  Common stock                                                                      4,183,565            2,679,765
  Accumulated deficit                                                             (4,391,799)          (2,761,835)
                                                                                 ------------         ------------
      Total stockholders' deficit                                                   (208,234)             (82,070)
                                                                                 ------------         ------------
Total liabilities and stockholders' deficit                                           643,407              325,924
                                                                                 ============         ============

                             SYSTEMS EVOLUTION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED AUGUST 31,
                                                      2004                  2003
                                                  ------------          ------------
REVENUES                                          $    232,629          $    186,143

OPERATING EXPENSES:
    Payroll and related costs                          303,865               259,952
    General, administrative and selling              1,695,728                87,390
                                                  ------------          ------------

       Loss from Operations                          1,999,593               347,342
                                                  ------------          ------------

   Interest Expense                                     11,947                    --

Net Loss                                            (1,766,964)             (161,199)
                                                  ============          ============

Basic and Diluted Loss Per Share:                       ($0.03)         $       0.00
                                                  ============          ============

Basic and Diluted Weighted Average Shares           54,637,571            37,500,000
Outstanding                                       ============          ============

                             SYSTEMS EVOLUTION INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
                                   (UNAUDITED)


                                                                                   2004                 2003
                                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                $(1,766,964)         $  (161,199)
        Adjustments to reconcile net loss to net cash used in operating activities:
                      Depreciation and amortization                                  28,150                7,000
                      Bad debt expense                                               13,627                    -
                      Stock issued for services                                     137,000                    -
                      Stock option and warrant expense                            1,387,550                    -
        Changes in assets and liabilities:
                      Accounts receivable - trade                                   (20,210)              46,176
                      Prepaid expenses and other assets                             (22,684)                   -
                      Accounts payable                                              240,311               34,741
                      Accrued expenses                                              (26,136)               6,198
                                                                                -----------          -----------
        Net cash used in operating activities                                       (29,356)             (67,084)
                                                                                -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of CMS                                                             (10,000)                   -
                                                                                -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of notes payable and long-term debt                               (14,943)             (10,408)
        Proceeds from stockholder receivable                                              -                9,036
        Proceeds from notes payable and long-term debt                               22,527               19,969
        Sale of common Stock                                                         12,250                9,300
                                                                                -----------          -----------
        Net provided by financing activities                                         19,834               38,305
                                                                                -----------          -----------

Net Change in cash                                                                  (19,522)             (28,779)

CASH, beginning of year                                                              19,522               29,670
                                                                                -----------          -----------
CASH, end of year                                                               $         -          $       891
                                                                                ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                           $    11,947          $         -
                                                                                ===========          ===========

        Taxes paid                                                              $         -          $         -
                                                                                ===========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Common stock issued for Acquisition of CMS                              $   104,000          $         -
                                                                                ===========          ===========
        Common stock issued for computer equipment                              $    52,070          $         -
                                                                                ===========          ===========

                             SYSTEMS EVOLUTION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Systems Evolution Inc. ("SEVI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

STOCK OPTIONS

         SEVI accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net loss and pro forma net loss per share to be disclosed in interim financial statements.

         During fiscal 2004, the Company created the 2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan ("2003 Plan"). Under the 2003 Plan, the total number of shares of common stock that may be granted is 20,000,000. As of August 31, 2004, the Company has granted a total of 13,573,333 options with exercise prices of $.05 to $.36 per share which vest over 48 months. The maximum term of the options is ten years. During the quarter ended August 31, 2004, the Company recorded compensation expense totaling $277,550 based on the intrinsic value of the options vested during the quarter.

         The following table illustrates the effect on net income and earnings per share if SEVI had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                            Three Months Ended
                                                                  August 31,
                                                        ------------------------------
                                                           2004                2003
                                                        ----------          ----------
Net loss, as reported                                   (1,766,964)           (135,341)
Add: Expense recorded                                      277,550

Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards                                   (3,748,941)                -
Pro forma net loss                                      (5,238,355)            181,762

Loss per share:
Basic and diluted - as reported                               (.03)                .00
Basic and diluted - pro forma                                 (.10)                .00

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 191%, risk-free interest rate of 1.5%, and expected life of six months to two years.


NOTE 2 - ACQUISITION

      Effective July 27, 2004, the Company completed the acquisition of all the issued and outstanding shares of Southwest CMS Technology Services, LP and its general partner CMS Associates, LLC ("CMS"), a San Antonio based network integration firm. Pursuant to the transaction, the Company paid $10,000 cash, issued a note payable totaling $40,000 and issued an aggregate of 200,000 shares of the Company's common stock to the owners of CMS. As of the effective date, CMS became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting.

      The following are pro forma condensed statements of income for the three month period ended August 31, 2004 and 2003, as though the acquisition had occurred on June 1, 2003. Other historical financial statements will be included in the Company's report on Form 8-K/A when filed.

                                                     Three Months Ended
                                                         August 31,
                                                 -----------------------------
                                                    2004               2003
                                                 ---------          ---------
    Revenues                                        286,468         471,461
    Net Income/(Loss)                            (1,767,800)          4,233

    Loss per share - basic and diluted                 (.03)            .00


NOTE 3 - COMMON STOCK

         On June 21, 2004, the Company re-issued a lost certificate to Mr. Patrick L. Anderson, one of the Company's directors. Mr. Anderson provided the Company with: a request for a replacement certificate; a statement that the certificate was not endorsed; affirmation that the security had not been hypothecated, transferred, pledged or otherwise disposed; and an agreement that the original certificate be immediately surrendered if found. The lost certificate, #1000 for 8,563,094 shares, was re-issued as a certificate for 6,463,094 shares to Mr. Anderson. 2,000,000 shares of Mr. Anderson's were returned to the Company in a transaction previously disclosed in the Company's 10-KSB for the period ending May 31, 2004. The lost certificate is not considered issued or outstanding in the accompanying financials, but, has not been cancelled by the transfer agent.

         During the three months ending August 31, 2004, the Company sold 112,580 shares of common stock for proceeds totaling $34,900. The Company has only issued 32,258 of the shares and has recorded a liability totaling $24,900 related to the unissued shares as of August 31, 2004. The liability is included in accrued expenses at August 31, 2004.

         During the three months ending August 31, 2004, the Company issued 2,250,000 shares of common stock to H.C. Wainwright and 1st SB related to the exercise of warrants (see Note 5). The warrants were issued and exercised during the quarter at a exercise price of $.001 per share resulting in $1,110,000 of compensation expense being recorded based on the fair value of the warrants.

      During the three months ending August 31, 2004, the Company issued 200,000 shares of common stock to 8 consultants and $20,000 shares to an employee. The company recorded consulting expense totaling $137,000 based on the fair market value on the date issued (earned). Fair market value was determined by using the stock price on the date issued.

      During the three months ended August 31, 2004, the Company issued 200,000 shares of common stock as consideration for the acquisition of CMS (See note 2).

      During the three months ended August 31, 2004, the Company acquired equipment in exchange for the 100,000 shares of the Company's common stock valued at $52,070 using the stock price on the date acquired.

NOTE 4 - WARRANTS

      During the three months ended August 31, 2004, warrants were issued to H.C. Wainwright and 1st SB for consulting services. These warrants were exercised fully during the three month period ending August 31, 2004 (NOTE 4).

Subsequent to the three month period ending August 31, 2004 and in conjunction with the Purchase Agreement (See Note 6), the Notes were issued together with warrants, denominated Series A, B, C and D warrants (each, a "Warrant"), to purchase in the aggregate 36,500,000 shares of our Common Stock. Each investor received Warrants to purchase shares of Common Stock equal to the number of shares of Common Stock that are issuable upon full conversion of that investor's Note, each investor receiving an equal number of each of the four series of Warrants. The Series A Warrants are exercisable at $.06 per share commencing on the Closing Date and expire 90 days after the registration statement that we are required to file under the registration rights agreement referred to below has been declared effective by the Securities and Exchange Commission (the "Commission"). The Series B Warrants are exercisable at $.07 per share commencing on the Closing Date and expire 180 days after such registration statement is declared effective. The Series C Warrants are exercisable at $.08 per share commencing on the Closing Date and expire 270 days after such registration statement is declared effective. The Series D Warrants are exercisable at $.15 per share commencing on the Closing Date and expire five years from the Closing Date.

      In conjunction with the Purchase Agreement (see Note 6), 14,400,000 warrants were issued to H.C. Wainwright to purchase shares of the Company's common stock with an exercise price of $0.05, providing for a cashless exercise, and expiration of August 31, 2009. Also in conjunction with the Purchase Agreement (See note 6), 7,200,000 warrants were issued to 1st SB to purchase shares of the Company's common stock with an exercise price of $0.05, providing for a cashless exercise, and expiration of August 31, 2009.

As of August 31, 2004, the Company has no outstanding warrants to acquire _____ shares of common stock at exercise prices ranging from $____ to $___. The warrants expire in ____

NOTE 5 - SUBSEQUENT EVENTS

      On August 31, 2004, the Company executed a Purchase Agreement with certain institutional and accredited investors under which the Company agreed to sell and the purchasers agreed to purchase convertible promissory notes due August 31, 2007 (the "Notes") in the aggregate principal amount of up to $2,500,000 bearing interest at the rate of 8% per annum and convertible into shares of our Common Stock at a conversion price of $0.05 per share. On September 9, 2004, the Company completed the sale of an aggregate of $1,825,000 in Notes and accompanying Warrants under the Purchase Agreement which resulted in net proceeds to the Company of $1,542,417. The Notes are initially convertible into 36,500,000 shares of Common Stock, and an additional 36,500,000 shares of Common Stock are reserved for issuance upon exercise of the Warrants issued to the note holders. The Company is required to file a registration statement registering the shares related to the convertible debentures and underlying warrants on or prior to October 31, 2004. The company is required to have the registration statement declared effective prior to February 7, 2004 and filed by October 31, 2004 or the Company will be in default.

         The Company acquired Duration Software, Inc. ("Duration"), an Austin based business and technology consulting firm, on September 24, 2004. Duration's primary focus is on custom applications and integration solutions for government, healthcare, and business. Its core service offerings include:
Application Design and Development; Application Integration; Database Design, Development and Integration; and Project Management. In connection with the acquisition of Duration from its five stockholders, the Company paid the selling stockholders $450,000 in cash, and issued them $300,000 aggregate principal amount of our non-interest bearing notes due February 1, 2007, and 15,000,000 shares of our common stock.


         The Company entered into a definitive agreement to acquire Next Hire ("Next Hire") Consultants Inc., a Houston based staffing and permanent placement firm, on July 12, 2004, and closed the acquisition on September 23, 2004. In connection with the acquisition of Next Hire from its stockholder, the Company issued 400,000 shares of our common stock.



On September 22, 2004, the Company increased its authorized number of shares of common stock to 750,000,000.

ITEM 2 - Management's Discussion and Analysis

FORWARD LOOKING STATEMENTS

         This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this section.

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

RECENT DEVELOPMENTS

         The Company entered into a definitive agreement to acquire Southwest CMS Technology Services LP and its general partner CMS Associates, LLC ("CMS"), a San Antonio based network integration firm, on June 10, 2004, and closed the acquisition on July 27, 2004. CMS's primary focus is Microsoft and Novell network integration. In connection with the acquisition of CMS from its two stockholders, the Company paid the selling stockholders $10,000 in cash, and issued them $40,000 aggregate principal amount of our non-interest bearing notes dependent upon the note holders being retained by the Company, and 200,000 shares of our common stock.

         The Company entered into a definitive agreement to acquire Duration Software, Inc. ("Duration"), an Austin based business and technology consulting firm, on August 30, 2004, and closed the acquisition on September 24, 2004. Duration's primary focus is on custom applications and integration solutions for government, healthcare, and business. Its core service offerings include:
Application Design and Development; Application Integration; Database Design, Development and Integration; and Project Management. In connection with the acquisition of Duration from its five stockholders, the Company paid the selling stockholders $450,000 in cash, and issued them $300,000 aggregate principal amount of our non-interest bearing notes due February 1, 2007, and 15,000,000 shares of our common stock.

         The Company entered into a definitive agreement to acquire Next Hire ("Next Hire") Consultants Inc., a Houston based staffing and permanent placement firm, on July 12, 2004, and closed the acquisition on September 23, 2004. In connection with the acquisition of Next Hire from its stockholder, the Company issued 400,000 shares of our common stock.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING AUGUST 31, 2004

         Total gross revenue increased from $186,143 for the three month period ended August 31, 2003 to $232,629 for the three month period ended August 31, 2004, an increase of 25%. The increase in revenue resulted in part from addition of AXP Technologies Inc. and CMS.

         Net loss from operations increased from $161,199 for the three month period ended August 31, 2003 to $1,766,964 for the three month period ended August 31, 2004.

OPERATING EXPENSES

         Payroll and related costs make up the majority of our cost of revenue. Total payroll and related costs increased from $259,952 for the three month period ended August 31, 2003 to $303,865 for the three month period ended August 31, 2004, an increase of 17%. This increase is attributed to an increase in staff.

         General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses increased from $87,390 for three month period ended August 31, 2003 to $1,695,728 for the three month period ended August 31, 2004. This increase is related to hiring a professional management team, including Richard N. Hartmann and Willie A. Jackson, Jr.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was $29,356 for the three month period ended August 31, 2004 compared to $67,084 used by operating activities for the three month period ended August 31, 2003.

         Net cash provided by financing activities was $19,834 for the three month period ended August 31, 2004 compared to $38,305 for three month period ended August 31, 2003. This increase was attributed to the acquisition of CMS.

         On August 31, 2004, the Company executed a Purchase Agreement with certain institutional and accredited investors under which the Company agreed to sell and the purchasers agreed to purchase convertible promissory notes due August 31, 2007 (the "Notes") in the aggregate principal amount of up to $2,500,000 bearing interest at the rate of 8% per annum and convertible into shares of our Common Stock at a conversion price of $0.05 per share. On September 9, 2004, the Company completed the sale of an aggregate of $1,825,000 in Notes and accompanying Warrants under the Purchase Agreement which resulted in net proceeds to the Corporation of $1,542,417. The Notes are initially convertible into 36,500,000 shares of Common Stock, and an additional 36,500,000 shares of Common Stock are reserved for issuance upon exercise of the Warrants issued to the note holders.

         The Company estimates that our requirements for additional capital over the next 15 months will be in the range of $675,000 to $1,800,000. There can be no assurance we will be able to raise this additional required capital on satisfactory terms, or at all. In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a Company.

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


            ITEM 3 - Controls and Procedures.

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

            INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting


PART II - OTHER INFORMATION

         ITEM 1 - Legal Proceedings

         None.

         ITEM 2 - Changes in Securities and Use of Proceeds

         In June 2004, the Company issued 20,000 shares of restricted shares to an employee as a signing bonus.

         In June 2004, the Company sold 112,580 shares of stock to two private investors at $0.31 per share. The transactions are viewed as exempt from registration under the Securities Act of 1933, as amended, under section 4(2) thereof, as transactions not involving any public offering.

         On July 27, 2004, The Company issued 200,000 shares of stock to acquire Southwest CMS Technology Services LP and its general partner CMS Associates, LLC.

         On July 28 and August 25 respectively, H.C. Wainwright and 1st SB exercised warrants to purchase 1,500,000 and 750,000 shares of stock under their respective consulting agreements with the Company.

         ITEM 6 - Exhibits and Report on Form 8-K

(a) Exhibits.

Ex 10.7     Definitive Acquisition Agreement of CMS Technology Services, L.P.

Ex 31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Ex 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

            During the three month period ended August 31, 2004, the Company filed the following reports on Form 8-K:

            On August 30, 2004, the Company filed a report on Form 8-K concerning the change in Company's certifying accountants.

            On August 30, 2004, the Company filed an amendment to its Form 8-K filed March 26, 2004, relating to the acquisition of AXP Technologies, Inc.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Systems Evolution Inc.

Dated: October 20, 2004

                                        /s/ Robert C. Rhodes
                                        -------------------------
                                        Robert C. Rhodes
                                        Chief Executive Officer
                                        And
                                        Chief Financial Officer