Form 10QSB/A
period 2004-08-31
SYSTEMS EVOLUTION INC
filed 2004-11-10
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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

                        10777 WESTHEIMER ROAD, SUITE 810
                              HOUSTON, TEXAS 77042
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  713-979-1600
--------------------------------------------------------------------------------
                            Issuer's telephone number

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

         EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002

         EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002

PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements

                             SYSTEMS EVOLUTION INC.
                           CONSOLIDATED BALANCE SHEETS
                  AUGUST 31, 2004 (UNAUDITED) AND MAY 31, 2004

                                                                              AUGUST 31,             May 31,
                                                                                 2004                 2004
                                                                          -------------------- --------------------
                                        ASSETS                               (Unaudited)
CURRENT ASSETS:
  Cash                                                                                     $-              $19,522
  Accounts receivable - trade,
    net of allowance of $28,617 & $15,000                                             149,292              107,369
  Other current assets                                                                 36,562                    -
                                                                                 ------------         ------------
    Total current assets                                                              185,854              126,891

INTANGIBLES                                                                           343,154              143,150
FURNITURE AND EQUIPMENT, NET                                                          112,757               55,883
OTHER                                                                                   1,642                    -
                                                                                 ------------         ------------
    Total assets                                                                     $643,407             $325,924
                                                                                 ============         ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                                   $295,573              $48,515
  Accrued expenses                                                                    248,310              192,369
  Current portion, long-term debt                                                      44,204                5,000
  Notes payable                                                                       224,167              150,973
                                                                                 ------------         ------------
    Total current liabilities                                                         812,254              396,857

Long-term debt, net of current portion                                                 39,387               11,137
                                                                                 ------------         ------------
    Total liabilities                                                                 851,641              407,994

Commitments

STOCKHOLDERS'(DEFICIT)
  Common stock                                                                     4,320,565            2,679,765
  Accumulated deficit                                                             (4,528,799)          (2,761,835)
                                                                                 ------------         ------------
      Total stockholders' deficit                                                   (208,234)             (82,070)
                                                                                 ------------         ------------
Total liabilities and stockholders' deficit                                           643,407              325,924
                                                                                 ============         ============

                             SYSTEMS EVOLUTION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED AUGUST 31,
                                                      2004                  2003
                                                  ------------          ------------
REVENUES                                          $    232,629          $    186,143

OPERATING EXPENSES:
    Payroll and related costs                          303,865               259,952
    General, administrative and selling              1,683,781                87,390
                                                  ------------          ------------

       Loss from Operations                          1,755,017              (161,199)
                                                  ------------          ------------

   Interest Expense                                     11,947                    --

Net Loss                                            (1,766,964)             (161,199)
                                                  ============          ============

Basic and Diluted Loss Per Share:                       ($0.03)         $       0.00
                                                  ============          ============

Basic and Diluted Weighted Average Shares           54,637,571            37,500,000
Outstanding                                       ============          ============

                             SYSTEMS EVOLUTION INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                   2004                 2003
                                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                $(1,766,964)         $  (161,199)
        Adjustments to reconcile net loss to net cash used in operating activities:
                      Depreciation and amortization                                  28,150                7,000
                      Bad debt expense                                               13,627                    -
                      Stock issued for services                                     137,000                    -
                      Stock option and warrant expense                            1,387,550                    -
        Changes in assets and liabilities:
                      Accounts receivable - trade                                   (20,210)              46,176
                      Prepaid expenses and other assets                             (22,684)                   -
                      Accounts payable                                              240,311               34,741
                      Accrued expenses                                              (26,136)               6,198
                                                                                -----------          -----------
        Net cash used in operating activities                                       (29,356)             (67,084)
                                                                                -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of CMS                                                             (10,000)                   -
                                                                                -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of notes payable and long-term debt                               (14,943)                   -
        Proceeds from stockholder receivable                                              -                9,036
        Proceeds from notes payable and long-term debt                               22,527               19,969
        Sale of common Stock                                                         12,250                9,300
                                                                                -----------          -----------
        Net provided by financing activities                                         19,834               38,305
                                                                                -----------          -----------

Net Change in cash                                                                  (19,522)             (28,779)

CASH, beginning of year                                                              19,522               29,670
                                                                                -----------          -----------
CASH, end of year                                                               $         -          $       891
                                                                                ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                           $    11,947          $         -
                                                                                ===========          ===========

        Taxes paid                                                              $         -          $         -
                                                                                ===========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Common stock issued for Acquisition of CMS                              $   104,000          $         -
                                                                                ===========          ===========
        Common stock issued for computer equipment                              $    52,070          $         -
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

         The following table illustrates the effect on net income and earnings per share if SEVI had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                            Three Months Ended
                                                                  August 31,
                                                        ------------------------------
                                                           2004                2003
                                                        ----------          ----------
Net loss, as reported                                   (1,766,964)           (135,341)
Add: Expense recorded                                      277,550

Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards                                     (426,568)                -
Pro forma net loss                                      (1,915,982)           (135,341)

Loss per share:
Basic and diluted - as reported                               (.03)                .00
Basic and diluted - pro forma                                 (.04)                .00

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

ITEM 5. OTHER INFORMATION

      On October 5, 2004, the Company filed an amendment to its Articles of Incorporation increasing the number of shares of common stock that the Company is authorized to issue to 750,000,000shares.

ITEM 6 - Exhibits

Ex 3.11     Amendment to Articles of Incorporation, filed October 5, 2004.

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

Dated: November _, 2004

                                        /s/ Robert C. Rhodes
                                        -------------------------
                                        Robert C. Rhodes
                                        Chief Executive Officer
                                        And
                                        Chief Financial Officer