Form 10QSB/A
period 2004-08-31
SYSTEMS EVOLUTION INC
filed 2004-11-10
CIK 104375

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

ITEM 5. OTHER INFORMATION

      On October 5, 2004, the Company filed an amendment to its Articles of Incorporation increasing the number of shares of common stock that the Company is authorized to issue to 750,000,000 shares.

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

Dated: November 9, 2004

                                        /s/ Robert C. Rhodes
                                        -------------------------
                                        Robert C. Rhodes
                                        Chief Executive Officer
                                        And
                                        Chief Financial Officer