Form 10QSB
period 2004-11-30
SYSTEMS EVOLUTION INC
filed 2005-01-19
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004
                                               ----------------

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

                               (1) [X] Yes [ ] No

                               (2) [X] Yes [ ] No

The number of shares of issuer's Common Stock outstanding as of January 18, 2005: 79,490,843 SHARES

This Quarterly Report on form 10-QSB includes financial statements, which have not been reviewed by an independent public accountant.

                             SYSTEMS EVOLUTION INC.
                                      INDEX
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR QUARTERLY PERIOD ENDED November 30, 2004


PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements
                  a.       Consolidated Balance Sheets as of November 30,
                           2004 (Unaudited) and May 31, 2004                   3
                  b.       Consolidated Statements of Operations
                           for the Six and Three Months Ended November 30,
                           2004 and 2003 (Unaudited)                           4
                  C.       Consolidated Statements of Cash Flows
                           for the Six Months Ended November 30,
                           2004 and 2003 (Unaudited)                           5
                  D.       Notes to Consolidated Financial Statements          6
         ITEM 2 - Management's Discussion and Analysis
         ITEM 3 - Controls and Procedures

PART II. OTHER INFORMATION


         ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds
         ITEM 5 - Other Information ITEM 6 - Exhibits

         SIGNATURES

         EXHIBIT 3.12 - Form of Restated Articles of Incorporation.

         EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements

This Quarterly Report on form 10-QSB includes financial statements, which have not been reviewed by an independent public accountant under Item 310(b) of Regulation S-B. Upon completion or the review, if there is a change in these financial statements, the Company will file an amended report on Form 10-QSB containing the reviewed financial statements and any other section or the Form 10-QSB that is amended to reflect any chanqes in the financial statements.

                             SYSTEMS EVOLUTION INC.
                           CONSOLIDATED BALANCE SHEETS
                  NOVEMBER 30, 2004 (UNAUDITED)AND MAY 31, 2004

                                                           November 30,               May 31,
                                                              2004                     2004
                                                           -----------             -----------
                               ASSETS                      (Unaudited)
CURRENT ASSETS:
  Cash                                                     $    74,681             $    19,522
  Accounts receivable - trade,
    net of allowance of $16,551 & $15,000                      351,082                 107,369
  Other current assets                                          85,021                      --
                                                           -----------             -----------
    Total current assets                                       510,784                 126,891

INTANGIBLES                                                  3,179,530                 143,150
FURNITURE AND EQUIPMENT, NET                                   134,639                  55,883
OTHER                                                            3,040                      --
                                                           -----------             -----------
    Total assets                                           $ 3,827,993             $   325,924
                                                           ===========             ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                         $   413,093             $    48,515
  Accrued expenses                                             107,683                 192,369
  Current portion, long-term debt                                    0                   5,000
  Notes payable                                                 90,000                 150,973
                                                           -----------             -----------
    Total current liabilities                                  610,776                 396,857

Long-term debt, net of current portion                         877,406                  11,137
                                                           -----------             -----------
    Total liabilities                                        1,488,182                 407,994

Commitments

STOCKHOLDERS' EQUITY
  Common stock                                               8,251,001               2,679,765
  Accumulated deficit                                       (5,911,190)             (2,761,835)
                                                           -----------             -----------
      Total stockholders' equity                             2,339,811                 (82,070)
                                                           -----------             -----------
Total liabilities and stockholders' equity                   3,827,993                 325,924
                                                           ===========             ===========

  (The accompanying notes are an integral part of these financial statements)

                             SYSTEMS EVOLUTION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED NOVEMBER 30,             SIX MONTHS ENDED NOVEMBER 30,
                                                      2004                  2003                  2004                  2003
                                                  ------------          ------------          ------------          ------------
REVENUES                                              $733,012              $164,813              $965,641              $350,956

OPERATING EXPENSES:
    Payroll and related costs                        1,161,312               165,525             1,465,177               425,477
    General, administrative and selling                736,034                37,727             2,413,819               125,117
                                                  ------------          ------------          ------------          ------------

       Loss from Operations                          1,897,346               203,252             3,878,996               550,594
                                                  ------------          ------------          ------------          ------------

   Interest Expense                                    218,057                    --               235,499
                                                  ------------          ------------          ------------          ------------
Net Loss                                            (1,382,391)              (38,439)           (3,148,855)             (199,638)
                                                  ============          ============          ============          ============

Basic and Diluted Loss Per Share:                       ($0.02)                $0.00                  (.05)                $0.00
                                                  ============          ============          ============          ============

Basic and Diluted Weighted Average Shares
Outstanding                                         67,239,771            37,500,000            65,888,643            37,500,000
                                                  ============          ============          ============          ============

  (The accompanying notes are an integral part of these financial statements)

                             SYSTEMS EVOLUTION INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                   2004                 2003
                                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                $(3,149,355)         $  (199,638)
        Adjustments to reconcile net loss to net cash used in operating activities:
                      Depreciation and amortization                                 429,049               14,000
                      Bad debt expense                                               10,005                   --
                      Stock issued for services                                     162,050                   --
                      Stock option and warrant expense                            2,836,026                   --
                      Gain on sale of fixed assets                                    1,392
        Changes in assets and liabilities:
                      Accounts receivable - trade                                   (12,600)              48,889
                      Prepaid expenses and other assets                             (81,936)                  --
                      Accounts payable                                              232,274                7,594
                      Accrued expenses                                                9,781              (11,885)
                                                                                -----------          -----------
        Net cash used in operating activities                                       436,686             (141,040)
                                                                                -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital Expenditures                                                        (20,917)                  --
                                                                                                     -----------
        Purchase of Duration Software                                              (419,491)
        Purchase of Next Hire                                                        (6,042)
        Purchase of CMS                                                             (10,000)                  --
                                                                                -----------          -----------
        Net provided by investing activities                                       (456,450)                  --
                                                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of notes payable and long-term debt                              (418,990)              (5,051)
        Proceeds from stockholder receivable                                             --               16,422
        Proceeds from notes payable and long-term debt                              481,663              100,000
        Sale of common Stock                                                         12,250                9,300
                                                                                -----------          -----------
        Net provided by financing activities                                         74,923              120,671
                                                                                -----------          -----------

Net Change in cash                                                                   55,159              (20,369)

CASH, beginning of year                                                              19,522               29,670
                                                                                -----------          -----------
CASH, end of year                                                               $    74,681          $     9,301
                                                                                ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                           $   235,499          $        --
                                                                                ===========          ===========

        Taxes paid                                                              $     4,465          $        --
                                                                                ===========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Common stock issued for Acquisition of CMS                              $   104,000          $        --
        Common stock issued for Acquisition of Duration                           2,250,000
        Common stock issued for Acquisition of Next Hire                             40,000
                                                                                ===========          ===========
        Common stock issued for computer equipment                              $    52,070          $        --
                                                                                ===========          ===========

  (The accompanying notes are an integral part of these financial statements)

                             SYSTEMS EVOLUTION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)


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

         During fiscal 2004, the Company created the 2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan ("2003 Plan"). Under the 2003 Plan, the total number of shares of common stock that may be granted is 20,000,000. As of November 30, 2004, the Company has granted a total of 13,693,333 options with exercise prices of $.05 to $.36 per share which vest over 3 to 48 months. The maximum term of the options is ten years. During the quarter ended November 30, 2004, the Company recorded compensation expense totaling $308,928 based on the intrinsic value of the options vested during the quarter.

         The following table illustrates the effect on net income and earnings per share if SEVI had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                              Three Months Ended
                                                                  November 30,
                                                        -----------------------------
                                                           2004               2003
                                                        ----------          ---------
Net loss, as reported                                   (1,382,391)           (38,439)
Add: Expense recorded                                      308,928

Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards                                   (1,013,011)                --
Pro forma net loss                                      (2,086,474)           (38,439

Loss per share:
Basic and diluted - as reported                               (.03)               .00
Basic and diluted - pro forma                                 (.06)               .00


         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 200%, risk-free interest rate of 1.5%, and expected life of six months to two years.


NOTE 2 - ACQUISITIONS

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



                                                Three Months Ended
                                                    August 31,
                                           ------------------------------
                                              2004                2003
                                           ----------          ----------
Revenues                                      286,468             471,461
Net Income/(Loss)                          (1,767,800)              4,233

Loss per share - basic and diluted               (.03)                .00

         Effective September 24, 2004, the Company completed the acquisition of all the issued and outstanding shares of Duration Software, Inc. an Austin based IT consulting firm. Pursuant to the transaction, the Company paid the selling stockholders $450,000 in cash, and issued them $300,000 aggregate principal amount of our non-interest bearing notes due February 1, 2007, and 15,000,000 shares of our common stock.

         As of the effective date, Duration Software, Inc. became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting.

         The following are pro forma condensed statements of income for the six month period ended November 30, 2004 and 2003, as though the acquisition had occurred on June 1, 2003. Other historical financial statements will be included in the Company's report on Form 8-K/A when filed.


                                                 Six Months Ended
                                                    November 30,
                                           ------------------------------
                                              2004                2003
                                           ----------          ----------
Revenues                                    2,783,190           1,943,159
Net Income/(Loss)                          (2,272,022)            (79,809)

Loss per share - basic and diluted             ($0.03)               0.00


         The Company entered into a definitive agreement to acquire Next Hire ("Next Hire") Consultants Inc., a Houston based staffing and permanent placement firm, on July 12, 2004, and closed the acquisition on September 23, 2004. In connection with the acquisition of Next Hire from its stockholder, the Company issued 400,000 shares of our common stock.


NOTE 3 - COMMON STOCK

         On September 22, 2004, the Company increased its authorized number of shares of common stock to 750,000,000.

         During the three months ending November 30, 2004, the Company has issued 23,993,454 of the shares and has recorded a liability totaling $9,300 related to un-issued shares as of November 30, 2004. The liability is included in accrued expenses at November 30, 2004.

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

         In conjunction with a Purchase Agreement, the Notes were issued together with warrants, denominated Series A, B, C and D warrants (each, a "Warrant"), to purchase in the aggregate 36,500,000 shares of our Common Stock. Each investor received Warrants to purchase shares of Common Stock equal to the number of shares of Common Stock that are issuable upon full conversion of that investor's Note, each investor receiving an equal number of each of the four series of Warrants. The Series A Warrants are exercisable at $.06 per share commencing on the Closing Date and expire 90 days after the registration statement that we are required to file under the registration rights agreement referred to below has been declared effective by the Securities and Exchange Commission. The Series B Warrants are exercisable at $.07 per share commencing on the Closing Date and expire 180 days after such registration statement is declared effective. The Series C Warrants are exercisable at $.08 per share commencing on the Closing Date and expire 270 days after such registration statement is declared effective. The Series D Warrants are exercisable at $.08 per share commencing on the Closing Date and expire five years from the Closing Date.

         In conjunction with the Purchase Agreement, 14,400,000 warrants were issued to H.C. Wainwright to purchase shares of the Company's common stock with an exercise price of $0.05, providing for a cashless exercise, and expiration of August 31, 2009. Also in conjunction with the Purchase Agreement, 7,200,000 warrants were issued to 1st SB to purchase shares of the Company's common stock with an exercise price of $0.05, providing for a cashless exercise, and expiration of August 31, 2009.

         As of November 30, 2004, the Company has outstanding warrants to acquire 46,743,479 shares of common stock.

NOTE 5 - SUBSEQUENT EVENTS

         On December 30, 2004, we executed a securities purchase agreement with certain institutional and accredited investors for the sale of 8% Callable Secured Promissory Notes and accompanying Warrants. Under this agreement, on December 30, 2004, we completed the sale of an aggregate of $500,000 of these Notes, which resulted in net proceeds to the Company of $408,148, and on January 14, 2005, completed the sale of an additional $500,000 of these Notes, with net proceeds to the Company of $497,500. 3,000,000 warrants were issued in connection with the two closings.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING NOVEMBER 30, 2004

         Total gross revenue increased from $164,813 for the three month period ended November 30, 2003 to $733,012 for the three month period ended November 30, 2004, an increase of 345%. The increase in revenue resulted in part from addition of CMS Technology, Duration Software, and Next Hire Consultants.

         Net loss from operations increased from $38,439 for the three month period ended November 30, 2003 to $1,382,391 for the three month period ended November 30, 2004.

OPERATING EXPENSES

         Payroll and related costs make up the majority of our cost of revenue. Total payroll and related costs increased from $165,525 for the three month period ended November 30, 2003 to $1,161,312 for the three month period ended November 30, 2004, an increase of 602%. This increase is attributed to an increase in staff, as well as, the acquisitions of CMS Technology, Duration Software, and Next Hire Consultants.

         General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses increased from $37,727 for three month period ended November 30, 2003 to $736,034 for the three month period ended November 30, 2004. This increase is related to hiring a professional management team, including Richard N. Hartmann and Willie A. Jackson, Jr.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was ($436,686) for the six month period ended November 30, 2004 compared to $141,040 used by operating activities for the six month period ended November 30, 2003.

         Net cash provided by financing activities was $456,450 for the six month period ended November 30, 2004 compared to $-0- for six month period ended November 30, 2003. This increase was attributed to the acquisition of CMS, Duration Software, and Next Hire Consultants.

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

         On December 30, 2004, we executed a securities purchase agreement with certain institutional and accredited investors for the sale of 8% Callable Secured Promissory Notes and accompanying Warrants. Under this agreement, on December 30, 2004, we completed the sale of an aggregate of $500,000 of these Notes, which resulted in net proceeds to the Company of $408,148, and on January 14, 2005, completed the sale of an additional $500,000 of these Notes, with net proceeds to the Company of $497,500.

         The Company estimates that our requirements for additional capital over the next 15 months will be in the range of $1,000,000. There can be no assurance we will be able to raise this additional required capital on satisfactory terms, or at all. In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a Company.

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


         ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

---------------- --------------------------------------- ----------------- ---------------- --------------------------
Date             Title and Amount*                       Purchaser         Underwriter      Total Offering
                                                                                            Price/
                                                                                            Underwriting Discounts
---------------- --------------------------------------- ----------------- ---------------- --------------------------
January 14,      $500,000 principal amount of 8%         Private                 NA         $500,000/$67,500
2005             callable secured convertible notes      Investors

                 due January 14, 2007, convertible
                 into an aggregate of 3,846,154 shares
                 of Common Stock, issued at the second
                 closing pursuant to the Securities
                 Purchase Agreement, dated December
                 30, 2004
---------------- --------------------------------------- ----------------- ---------------- --------------------------
January 14,      Warrants to purchase an aggregate of    Private                 NA                   NA/NA
2005             1,500,000 shares of common stock        Investors
                 issued at the second closing pursuant to
                 the December 30, 2004 Securities
                 Purchase Agreement for the 8%
                 callable secured convertible notes
---------------- --------------------------------------- ----------------- ---------------- --------------------------

* The Notes and Warrants listed in the table were issued to a limited number of accredited investors and therefore the transactions were exempt from registration under Section 4(2) of the Securities Act, as transactions not involving any public offering.

         ITEM 5 - Other Information

         Issuance of an Additional $500,000 Principal Amount of 8% Callable Secured Promissory Notes

         On December 30, 2004, the Company executed a securities purchase agreement (the "Purchase Agreement") with certain institutional and accredited investors (the "Purchasers") under which the Corporation agreed to sell and the Purchasers agreed to purchase callable secured convertible notes due two years from the date of issuance (each, a "Note") in the aggregate principal amount of up to $1,500,000 bearing interest at the rate of 8% per annum and convertible into shares of the Corporation's Common Stock, with warrants (the "Warrants") to purchase an aggregate of 4,500,000 shares of Common Stock, as described in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission")on January 3, 2005. On December 30, 2004 at the initial Closing under the Purchase Agreement), we completed the sale of an aggregate of $500,000 in Notes and accompanying Warrants to purchase 1,500,000 shares of Common Stock.

         On January 10, 2005, the Company filed the registration statement with the Commission registering the shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants under the Purchase agreement. On January 14, 2005, at the second Closing the Company completed the sale of an additional $500,000 of Notes under the Purchase Agreement, with Warrants to purchase 1,500,000 shares of Common Stock. Under the Purchase Agreement, the Purchasers have agreed to purchase an additional installment of $500,000 principal amount of Notes when this registration statement has been declared effective by the Commission.

         Resignation of Director

         Effective January 14, 2005, Michael M. Barbour resigned as a Director of the Company. Mr. Barbour has agreed to serve on the Company's Advisory Board following his resignation.


         ITEM 6 - Exhibits and Report on Form 8-K

(a) Exhibits.

Ex 3.12     Form of Restated Articles of Incorporation.

Ex 31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.

Ex 32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Systems Evolution Inc.

Dated: January 19, 2005

                                        /s/ Robert C. Rhodes
                                        -------------------------
                                        Robert C. Rhodes
                                        Chief Executive Officer
                                        And
                                        Principal Financial Officer