Form 10QSB/A
period 2004-11-30
SYSTEMS EVOLUTION INC
filed 2005-02-04
CIK 104375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004
                                               -----------------

      [ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number 000-33391
                                               ----------

                             SYSTEMS EVOLUTION INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


          IDAHO                                    82-0291029
----------------------------------       -----------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


                        10777 WESTHEIMER ROAD, SUITE 810
                              HOUSTON, TEXAS 77042
                    -----------------------------------------
                    (Address of principal executive offices)


                                  713-979-1600
                                  -------------
                            Issuer's telephone number

                                      NONE
    -----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

                             SYSTEMS EVOLUTION INC.
                                      INDEX
                        QUARTERLY REPORT ON FORM 10-QSB/A
                  FOR QUARTERLY PERIOD ENDED November 30, 2004


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



         ITEM 6 - Exhibits

         SIGNATURES


         EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements


                             SYSTEMS EVOLUTION INC.
                           CONSOLIDATED BALANCE SHEETS
                  NOVEMBER 30, 2004 (UNAUDITED)AND MAY 31, 2004


                                                         November 30,            May 31,
                                                            2004                  2004
                                                        ------------          ------------
ASSETS                                                   (Unaudited)
                                                         (Restated)
CURRENT ASSETS:
  Cash                                                  $     74,681          $     19,522
  Accounts receivable - trade,
    net of allowance of $16,551 & $15,000                    351,082               107,369
  Other current assets                                        85,021                    --
                                                        ------------          ------------
    Total current assets                                     510,784               126,891

DEFERRED FINANCING COST                                    4,606,259                    --
INTANGIBLES                                                3,179,530               143,150
FURNITURE AND EQUIPMENT, NET                                 134,639                55,883
OTHER                                                          3,040                    --
                                                        ------------          ------------
    Total assets                                        $  8,434,252          $    325,924
                                                        ============          ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                      $    413,093          $     48,515
  Accrued expenses                                           107,683               192,369
  Current portion, long-term debt                                 --                 5,000
  Notes payable                                               90,000               150,973
                                                        ------------          ------------
    Total current liabilities                                610,776               396,857

Convertible note, net                                        152,083                    --
Long-term debt, net of current portion                       300,300                11,137
                                                        ------------          ------------
    Total liabilities                                      1,063,159               407,994

Commitments

STOCKHOLDERS' EQUITY
  Common stock, no par value                              13,514,857             2,679,765
  Accumulated deficit                                     (6,143,764)           (2,761,835)
                                                        ------------          ------------
      Total stockholders' equity                           7,371,093               (82,070)
                                                        ------------          ------------
Total liabilities and stockholders' equity                 8,434,252               325,924
                                                        ============          ============

                             SYSTEMS EVOLUTION INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED NOVEMBER 30,              SIX MONTHS ENDED NOVEMBER 30,
                                                      2004                  2003                  2004                  2003
                                                  ------------          ------------          ------------          ------------
                                                   (Restated)                                  (Restated)
REVENUES                                              $733,012              $164,813              $965,641              $350,956

OPERATING EXPENSES:
    Payroll and related costs                        1,161,312               165,525             1,465,177               425,477
    General, administrative and selling                576,043                37,727             2,254,329               125,117
                                                  ------------          ------------          ------------          ------------

       Loss from Operations                         (1,004,343)              (38,439)           (2,753,865)             (199,638)
                                                  ------------          ------------          ------------          ------------

   Interest Expense                                    610,622                    --               628,064
                                                  ------------          ------------          ------------          ------------
Net Loss                                            (1,614,965)              (38,439)           (3,381,929)             (199,638)
                                                  ============          ============          ============          ============

Basic and Diluted Loss Per Share:                       ($0.02)                $0.00                  (.05)                $0.00
                                                  ============          ============          ============          ============

Basic and Diluted Weighted Average Shares
Outstanding                                         67,239,771            37,500,000            65,888,643            37,500,000
                                                  ============          ============          ============          ============

                             SYSTEMS EVOLUTION INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                   2004                 2003
                                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           (Restated)
        Net loss                                                                $(3,381,929)         $  (199,638)
        Adjustments to reconcile net loss to net cash used in operating activities:
                      Depreciation and amortization                                 823,129               14,000
                      Beneficial Conversion Feature                                      --                   --
                      Bad debt expense                                               10,006                   --
                      Stock issued for services                                     162,050                   --
                      Stock option and warrant expense                            1,536,486                   --
                      Gain on sale of fixed assets                                    1,392                   --
        Changes in assets and liabilities:
                      Accounts receivable - trade                                   (12,600)              48,889
                      Prepaid expenses and other assets                             (69,501)                  --
                      Deposits                                                       (3,040)                  --
                      Accounts payable                                              261,661                7,594
                      Accrued expenses                                             (111,711)             (11,885)
                                                                                -----------          -----------
        Net cash used in operating activities                                      (784,057)            (141,040)
                                                                                -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital Expenditures                                                        (29,546)
        Purchase of Duration Software                                              (450,000)
        Purchase of Next Hire                                                            --
        Purchase of CMS                                                             (10,000)
                                                                                -----------          -----------
        Net provided by investing activities                                       (489,546)                  --
                                                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of notes payable and long-term debt                              (419,240)              (5,051)
        Proceeds from stockholder receivable                                             --               16,422
        Proceeds from notes payable and long-term debt                               82,527              100,000
        Proceeds from convertible note                                            1,825,000                   --
        Deferred financing cost                                                    (286,616)                  --
        Sale of common Stock                                                        127,091                9,300
                                                                                -----------          -----------
        Net provided by financing activities                                      1,328,762              120,671
                                                                                -----------          -----------

Net Change in cash                                                                   55,159              (20,369)

CASH, beginning of year                                                              19,522               29,670
                                                                                -----------          -----------
CASH, end of year                                                               $    74,681          $     9,301
                                                                                ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid                                                           $     3,287          $        --
                                                                                ===========          ===========

        Income taxes paid                                                       $     4,465          $        --
                                                                                ===========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Common stock issued for Acquisition of CMS                              $   104,000          $        --
        Common stock issued for Acquisition of Duration                           2,250,000                   --
        Common stock issued for Acquisition of Next Hire                             40,000                   --
                                                                                ===========          ===========
        Common stock issued for computer equipment                              $    52,070          $        --
                                                                                ===========          ===========

                             SYSTEMS EVOLUTION INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)
                                   (RESTATED)


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


NOTE 2 - STOCK OPTIONS

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

         During fiscal 2004, the Company created the 2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan ("2003 Plan"). Under the 2003 Plan, the total number of shares of common stock that may be granted is 20,000,000. As of November 30, 2004, the Company has granted a total of 13,693,333 options with exercise prices of $.05 to $.36 per share which vest over 3 to 48 months. The maximum term of the options is ten years. During the quarter ended November 30, 2004, the Company recorded compensation expense totaling $148,936 based on the intrinsic value of the options vested during the quarter.

         The following table illustrates the effect on net income and earnings per share if SEVI had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                             Three Months Ended
                                                                 November 30,
                                                        -----------------------------
                                                           2004               2003
                                                        ----------          ---------
Net loss, as reported                                   (1,619,817)           (38,439)
Add: Expense recorded                                      148,936                 --

Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards                                     (312,010)                --
Pro forma net loss                                      (1,782,891)           (38,439)

Loss per share:
Basic and diluted - as reported                               (.02)               .00
Basic and diluted - pro forma                                 (.03)               .00


         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 200%, risk-free interest rate of 1.5%, and expected life of six months to two years.


NOTE 3 - RECLASSIFICATIONS


         Certain amounts in the August 31, 2004 financial statements have been reclassified to conform with the November 30, 2004 financial statement presentation.


NOTE 4 - ACQUISITIONS

         Effective July 27, 2004, the Company completed the acquisition of all the issued and outstanding shares of Southwest CMS Technology Services, LP and its general partner CMS Associates, LLC ("CMS"), a San Antonio based network integration firm. Pursuant to the transaction, the Company paid $10,000 cash, issued a note payable totaling $40,000 and issued an aggregate of 200,000 shares of the Company's common stock to the owners of CMS. As of the effective date, CMS became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary awaiting a valuation of the assets acquired.

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

         Effective September 24, 2004, the Company completed the acquisition of all the issued and outstanding shares of Duration Software, Inc. an Austin based IT consulting firm. Pursuant to the transaction, the Company paid the selling stockholders $450,000 in cash, and issued them $300,000 aggregate principal amount of our non-interest bearing notes due February 1, 2007, and 15,000,000 shares of our common stock. The purchase price allocation is preliminary awaiting a valuation of the assets acquired.

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


                                                  Six Months Ended
                                                    November 30,
                                           ------------------------------
                                              2004                2003
                                           ----------          ----------
Revenues                                    2,783,190           1,943,159
Net Income/(Loss)                          (2,962,948)            (79,809)

Loss per share - basic and diluted             ($0.04)               0.00


         The Company entered into a definitive agreement to acquire Next Hire ("Next Hire") Consultants Inc., a Houston based staffing and permanent placement firm, on July 12, 2004, and closed the acquisition on September 23, 2004. In connection with the acquisition of Next Hire from its stockholder, the Company issued 400,000 shares of our common stock.


NOTE 5 - COMMON STOCK

         On September 22, 2004, the Company increased its authorized number of shares of common stock to 750,000,000.

         During the three months ending November 30, 2004, the Company recorded a liability totaling $9,300 related to un-issued shares as of November 30, 2004.

         During the three months ending August 31, 2004, the Company issued 2,250,000 shares of common stock to H.C. Wainwright and 1st SB Partners related to the exercise of warrants (see Note 6). The warrants were issued and exercised during the quarter at an exercise price of $.001 per share resulting in $1,110,000 of compensation expense being recorded based on the fair value of the warrants.

         During the three months ending August 31, 2004, the Company issued 20,000 shares to an employee. The company recorded consulting expense totaling $137,000 based on the fair market value on the date issued (earned). Fair market value was determined by using the stock price on the date issued.

         During the three months ended August 31, 2004, the Company issued 200,000 shares of common stock as consideration for the acquisition of CMS (See note 4).

         During the three months ended August 31, 2004, the Company acquired equipment in exchange for 100,000 shares of the Company's common stock valued at $52,070 using the stock price on the date acquired.

NOTE 6 - WARRANTS

         During the three months ended August 31, 2004, warrants were issued to H.C. Wainwright and 1st SB Partners for consulting services. These warrants were exercised fully during the three month period ending August 31, 2004 (NOTE 5).

         Subsequent to the three month period ending August 31, 2004 and in conjunction with the Purchase Agreement (See Note 8), the Notes were issued together with warrants, denominated Series A, B, C and D warrants (each, a "Warrant"), to purchase in the aggregate 36,500,000 shares of our Common Stock. Each investor received Warrants to purchase shares of Common Stock equal to the number of shares of common stock that are issuable upon full conversion of that investor's Note, each investor receiving an equal number of each of the four series of Warrants. The Series A Warrants are exercisable at $.06 per share commencing on the Closing Date and expire 90 days after the registration statement that we are required to file has been declared effective by the Securities and Exchange Commission. The Series B Warrants are exercisable at $.07 per share commencing on the Closing Date and expire 180 days after such registration statement is declared effective. The Series C Warrants are exercisable at $.08 per share commencing on the Closing Date and expire 270 days after such registration statement is declared effective. The Series D Warrants are exercisable at $.15 per share commencing on the Closing Date and expire five years from the Closing Date.

         In conjunction with the Purchase Agreement (see Note 8), 14,600,000 warrants were issued to H.C. Wainwright to purchase shares of the Company's common stock with the following exercise prices: 7,300,000 shares at $.05, 1,825,000 shares at $.06, 1,825,000 shares at $.07, 1,825,000 shares at $.08 and
1,825,000 shares at $.15, providing for a cashless exercise, and expiration of August 31, 2009. Also in conjunction with the Purchase Agreement (See note 7), 7,300,000 warrants were issued to 1st SB Partners to purchase shares of the Company's common stock with the following exercise prices: 3,650,000 shares at $.05, 912,500 shares at $.06, 912,500 shares at $.07, 912,500 shares at $.08 and
912,500 shares at $.15, providing for a cashless exercise, and expiration of August 31, 2009. Previously, these warrants were all issued at a $0.05 exercise price.

         During the quarter ending November 30, 2004, the Company issued 7,809,868 shares of common stock to H.C. Wainwright and 1st SB Partners in exchange for 11,656,521 warrants. The warrants redeemed represented a portion of the 14,600,000 warrants issued to H.C. Wainwright and the 7,300,000 warrants issued to 1st SB Partners in conjunction with the Purchase Agreement (see Note
8). As of November 30, 2004, the Company has outstanding warrants to acquire 46,743,479 shares of common stock.

NOTE 7 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

         There were several errors and misstatements in the originally prepared November 30, 2004 financials discovered in 2004. See the notes below.

A summary of the restatements are as follows:


                                                                                           Increase
                                                         Previously Stated                (Decrease)          Restatement
                                                        -------------------- -------- -------------------- -------------------
As of November 30, 2004
Balance Sheet:
  Cash                                                              $74,681                                           $74,681
  Accounts receivable - trade,
    Net of allowance of $16,551 & $15,000                           351,082                                           351,082
  Other current assets                                               85,021                                            85,021
                                                                                 (1)
  Deferred Financing Cost                                                 -      (2)        4,606,259               4,606,259
  Intangibles                                                     3,179,530                                         3,179,530
  Furniture and Equipment, Net                                      134,639                                           134,639
  Other                                                               3,040                                             3,040
                                                               ------------              ------------            ------------
    Total assets                                                 $3,827,993                 4,606,259              $8,434,252
                                                               ============              ============            ============

  Accounts payable                                                 $413,093                                          $413,093
  Accrued expenses                                                  107,683                                           107,683
  Current portion, long-term debt                                     0                                                     -
  Notes payable                                                      90,000                                            90,000
                                                                                 (3)
  Convertible note, net                                             577,106      (4)         (425,023)                152,083
  Long-term debt, net of current portion                            300,300                                           300,300
                                                                                 (1)
                                                                                 (3)
  Common stock                                                    8,251,001      (5)        5,263,856              13,514,857
  Accumulated deficit                                            (5,911,190)                 (232,574)             (6,143,764)
                                                               ------------              ------------            ------------
Total liabilities and stockholders' equity                        3,827,993                 4,606,259               8,434,252
                                                               ============              ============            ============

                                                      Previously                     Increase
                                                        Stated                      (Decrease)             Restatement
                                                 ---------------------- ------ --------------------------------------------
For the six months ended November 30, 2004:

Statement of Operations
REVENUES                                                     $965,641                                             $965,641

OPERATING EXPENSES:
    Payroll and related costs                               1,465,177                                            1,465,177

    General, administrative and selling                     2,413,820    (5)              (159,991)              2,253,829
                                                        -------------                --------------         --------------

       Loss from Operations                                (2,913,356)                    (159,991)            (2,753,365)
                                                        -------------                --------------         --------------

                                                                         (2)
   Interest Expense                                            235,499   (4)               392,565                 628,064
                                                        --------------               --------------         --------------
Net Loss                                                   (3,148,855)                     232,574              (3,381,429)
                                                        ==============               ==============         ==============

Basic and Diluted Loss Per Share:                              ($0.02)                                               ($.02)
                                                        ==============               ==============         ==============

Basic and Diluted Weighted Average Shares                   67,239,771                                           67,239,771
Outstanding                                             ==============                                       ==============

Restatement notes:

(1) Deferred Financing Costs had been misclassified as a reduction in Capital Stock and had not been calculated with regard to the $1,825,000 financing agreement (see Note 8). This resulted in assets being understated by the amount of the deferral, $5,025,011, and an understatement of the Capital Stock account by the same amount.

(2) Because Deferred Financing Costs (see (1) above) had been unaccounted the appropriate Interest Expense had not been recorded as amortization over three months of the 36 month term of the financing. This resulted in Interest Expense being understated by $418,752.

(3) A beneficial conversion feature related to the $1,825,000 convertible debt (See Note 8) was not recorded. The beneficial conversion rate was $.05 for stock that was currently trading at $.22 per share. This resulted in the Discount on Investor Financing to be understated by $398,837 and the Capital Stock to be understated by the same amount.

(4) The corresponding amortization of the Discount on Investor Financing was understated for the reason identified in (1) above. This resulted in General and Administrative Expenses being understated by $33,237. The Interest Expense was calculated for a 3 month period over the 36 month term of the debt. Additionally, the original discount had been amortized over a 24 month life and interest expense was reduced by $59,423 to correctly reflect the 36 month life.

(5) Stock Option Expense for the quarter was incorrectly reported as $308,928. This overstated the Capital Stock Account and Stock Option Expense by $159,992.



NOTE 8 - PROMISSORY NOTES

         On September 9, 2004, we completed the sale of an aggregate of $1,825,000 principal amount of Notes, initially convertible into an aggregate of 36,500,000 shares of common stock, together with Warrants to purchase an additional 36,500,000 shares of common stock.

         Maturity. The Notes are due August 31, 2007, unless prepayment of the Notes is required in certain events.

         Conversion. The Notes are convertible at five ($.05) cents per share, subject to proportionate adjustment for stock splits, stock combinations, and stock dividends and distributions (the "Conversion Price"). In addition, the Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

         If we issue or sell any shares of additional shares of common stock or issues options or other convertible securities ("Common Stock Equivalents") at a price per share less than the Conversion Price then in effect or without consideration (or, in the case of a Common Stock Equivalent where the aggregate of the price per share for which additional shares of common stock may be issuable thereafter pursuant to such Common Stock Equivalent, plus the consideration received by the Company for issuance of such common stock equivalent divided by the number of shares of common stock issuable pursuant to such Common Stock Equivalent is less than the applicable Conversion Price then in effect), then the Conversion Price upon each such issuance shall be reduced to a price equal to the consideration per share paid (or deemed to be paid, in the case of a Common Stock Equivalent) for such additional shares of common stock. In the case of a Common Stock Equivalent, the adjustment is recalculated if the particular option or conversion right expires unexercised or the exercise or conversion price is increased. The above adjustment for additional shares of common stock or Common Stock Equivalents do not apply to: any transaction involving (i) the Company's issuance of any securities (other than for cash) in connection with a merger, acquisition or consolidation of the Company, (ii) the Company's issuance of securities in connection with strategic license agreements and other partnering arrangements so long as such issuances are not for the purpose of raising capital, (iii) the Company's issuance of securities in connection with bona fide firm underwritten public offerings of its securities,
(iv) the Company's issuance of common stock or the issuance or grants of options to purchase common stock pursuant to the Company's stock option plans and employee stock purchase plans as they exist at the date of the Purchase Agreement, (v) as a result of the exercise of options or warrants or conversion of convertible notes or preferred stock which are granted or issued as of the date of the Purchase Agreement, (vi) any Warrants issued to the Holders of the Notes and any warrants issued to the placement agent for the transactions contemplated by the Purchase Agreement, or (vii) the payment of any interest on the Notes.

         Limit on Ownership. The Notes provide that, unless waived by the Holders of the Notes, at no time may a Holder convert all or a portion of its
Note if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the Holder at such time, the number of shares of common stock which would result in the Holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) more than 4.9% of all of the common stock outstanding at such time.

         Interest. The outstanding principal balance of each Note bears interest, in arrears, at eight percent (8%) per annum, payable semi-annually at the option of the Company in cash or in registered shares of the Company's common stock. The number of shares of common stock to be issued as payment of accrued and unpaid interest is determined by dividing (a) the total amount of accrued and unpaid interest to be converted into common stock by (b) the Conversion Price. Interest is computed on the basis of a 360-day year of twelve
(12) 30-day months and accrues commencing August 31, 2004. As of November 30, 2004, $36,500 of interest has been accrued.

         Placement Agent Warrants. In connection with the Note Purchase Agreement, on August 31, 2004 we issued cashless five-year warrants to two financial consulting firms to purchase an aggregate of 21,900,000 shares of common stock (See Note 6), 10,950,000 exercisable at $.05 per share, 2,737,500 exercisable at $.06 per share, 2,737,500 exercisable at $.07 per share, 2,737,500 exercisable at $.08 per share, and 2,737,500 exercisable at $.15 per share. The warrants were issued as a placement agent fee. The fees are recorded as a deferred financing cost and will be amortized over the life of the loan using the effective interest method.

         SEVI previously in August, 2004, issued warrants to purchase an aggregate of 2,250,000 shares of common stock, exercisable at $.001 per share to these firms. These warrants were fully exercised in August, 2004.

         Discount. The $1,825,000 Convertible Promissory Notes were discounted by the full $1,825,000. $1,426,163 of the discount represents the value placed on the 36,500,000 warrants issued to investors. The remaining $398,837 in discount represents the beneficial conversion feature of the Notes. The $1,825,000 promissory note discount will be amortized over the life of the Notes or three years using the straight line method.

NOTE 9 - SUBSEQUENT EVENTS

         On December 30, 2004, Systems Evolution executed a securities purchase agreement with certain institutional and accredited investors for the sale of 8% Callable Secured Promissory Notes and accompanying Warrants. Under this agreement, on December 30, 2004, we completed the sale of an aggregate of $500,000 of these Notes, which resulted in net proceeds to the Company of $408,148, and on January 14, 2005, completed the sale of an additional $500,000 of these Notes, with net proceeds to the Company of $497,500. 3,000,000 warrants were issued in connection with the two closings.


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

         Net loss from operations increased from $38,439 for the three month period ended November 30, 2003 to $1,619,817 for the three month period ended November 30, 2004.

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

         General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses increased from $37,727 for three month period ended November 30, 2003 to $575,400 for the three month period ended November 30, 2004. This increase is related to hiring a professional management team, including Richard N. Hartmann and Willie A. Jackson, Jr.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities was ($838,923) for the six month period ended November 30, 2004 compared to $141,040 used by operating activities for the six month period ended November 30, 2003.

         Net cash provided by financing activities was $324,213 for the six month period ended November 30, 2004 compared to $-0- for six month period ended November 30, 2003. This increase was attributed to the acquisition of CMS, Duration Software, and Next Hire Consultants.

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

Deferred Financing Costs

         Deferred financing costs relate to the cost incurred in the arrangement of Systems Evolution Inc.'s debt agreement and are being amortized using the straight-line method over the terms of the related debt.


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




         ITEM 6 - Exhibits and Report on Form 8-K

(a) Exhibits.


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

Dated: February 4, 2005

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