Form 10-Q
period 2005-02-28
SYSTEMS EVOLUTION INC
filed 2005-04-20
CIK 104375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
QUARTERLY REPORT

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange Act of 1934

For the quarterly period ended February 28, 2005

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number  000-31090

SYSTEMS EVOLUTION INC.

(Exact name of Small Business Issuer as specified in its charter)

Idaho	82-0291029
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10777 Westheimer Road, Suite 810
Houston, Texas 77042

(Address of principal executive offices)

713-979-1600

Issuer's telephone number

None

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

(1) ☒ Yes ☐ No

(2) ☒ Yes ☐ No

The number of shares of issuer’s Common Stock outstanding as of February 28, 2005:
81,011,423 shares

SYSTEMS EVOLUTION INC.
INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTERLY PERIOD ENDED February 28, 2005

PART I. FINANCIAL INFORMATION

ITEM 1 - Unaudited Consolidated Financial Statements
    a. Consolidated Balance Sheets as of February 28, 2005 (Unaudited)                                            3
    b. Consolidated Statements of Operations for the Six and Three Months Ended February 28, 2005 and February 29, 2004 (Unaudited)  4
    c. Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2005 and February 29, 2004 (Unaudited)        5
    d. Notes to Consolidated Financial Statements                                                       6
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

SYSTEMS EVOLUTION, INC.
CONSOLIDATED BALANCE SHEET
February 28, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$61,048
Accounts receivable, net of allowance for doubtful accounts of $21,125	426,092
Deferred tax assets	43,059
Other current assets	312,768
Total Current Assets	842,967

Furniture and equipment, net of accumulated depreciation of $96,875	161,290
Deferred financing cost, net of accumulated amortization of $132,136	4,606,259
Intangibles, net of accumulated amortization of $602,196	3,005,963
Deposits	3,040
TOTAL ASSETS	$8,619,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$243,436
Accrued expenses	296,729
Notes payable – related parties	20,000
Total Current Liabilities	$560,165

Deferred tax liabilities	$47,762
Convertible note, net	837,757
Long-term debt – related parties	201,194
Total Liabilities	$1,646,878

Commitments	-
STOCKHOLDERS’ EQUITY

Common stock, no par value, 750,000,000 shares
Authorized, 81,011,423 shares issued and outstanding	$14,260,692
Accumulated deficit	$(7,288,051)
Total Stockholders’ Equity	$6,972,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,619,519

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended February 28, 2005 and February 29, 2004

	Three Months		Nine Months
	2005	2004	2005	2004

Revenues	$1,215,430	$97,253	$2,414,308	$448,209

General and administrative	861,480	2,071,894	3,115,809	2,197,011
Payroll and related costs	1,500,352	180,229	2,965,529	605,706

Operating loss	(1,146,402)	(2,154,870)	(3,667,030)	(2,354,508)

Other income(expense)
Interest expense	(363,258)	-	(859,186)	-

Net loss	$(1,509,660)	$(2,154,870)	$(4,526,216)	$(2,354,508)

Basic and diluted loss
per share	(0.02)	(0.05)	(0.07)	(0.05)

Basic and diluted weighted
average shares outstanding	79,481,122	46,472,042	68,385,086	44,265,720

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 28, 2005 and February 29, 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,526,216)	$(2,354,508)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,015,350	20,125
Shares issued for services	242,050	2,020,000
Shares issued for bonus	32,695	-
Stock compensation expense	1,644,751	-
Changes in:
Accounts receivable	(78,548)	64,001
Other current assets	(372,515)	-
Other assets	(58,947)	-
Accounts payable	(416,401)	1,305
Accrued expenses	89,571	(33,674)
NET CASH USED IN OPERATING ACTIVITIES	(2,428,210)	(282,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(33,461)	-
NET CASH USED IN INVESTING ACTIVITIES	(33,461)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	237,204	275,000
Repayment of notes payable	(532,825)	(301,662)
Proceed from convertible notes	2,825,000	-
Proceeds from notes payable – long-term	1,195	-
Repayments of notes payable – long-term	(154,467)	-
Proceed from stockholder receivable	-	16,422
Common stock issued for cash	124,840	284,300
Proceeds from exercise of warrants	2,250	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,503,197	274,060

NET CHANGE IN CASH	41,526	(8,691)
CASH BALANCES:
-Beginning of period	19,522	29,670
-End of period	$61,048	$20,979

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for acquisition of CMS	$104,000	$-
Shares issued for acquisition of Next Hire	40,000	-
Shares issued for acquisition of Duration	2,250,000	-
Shares issued to purchase equipment	52,070	-
Shares issued to repay outstanding debt	31,029	-

SYSTEMS EVOLUTION INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Evolution Inc. ("SEVI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the SEVI's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 10-KSB have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

SEVI accounts for stock-based compensation under the intrinsic value method. Under this method, SEVI recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if SEVI had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine months ended February 28, 2005 and February 29, 2004:

	Three Months		Nine Months
	2005	2004	2005	2004

Net loss as reported	$(1,509,660)	$(2,154,870)	$(4,526,216)	$(2,345,508)
Add: stock based compensation determined under
intrinsic value-based method	108,265	-	534,751	-

Less: stock based compensation determined under fair
value based method	(374,039)	-	(1,112,617)	-
Pro forma net loss	$(1,775,434)	$(2,154,870)	$(5,104,082)	$(2,345,508)
Basic and diluted net loss
per common share:
As reported	$(0.02)	$(0.05)	$(0.07)	$(0.05)
Pro forma	(0.02)	(0.05)	(0.07)	(0.05)

The weighted average fair value of the stock options granted during 2005 was $0.59. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is from 181% to 781% and (4) zero expected dividends.

NOTE 3 - ACQUISITIONS

CMS

Effective July 27, 2004, SEVI acquired all the issued and outstanding shares of Southwest CMS Technology Services, LP and its general partner CMS Associates, LLC ("CMS"), a San Antonio based network integration firm. SEVI paid $10,000 cash, issued a note payable totaling $40,000 and issued an aggregate of 200,000 shares of SEVI's common stock to the owners of CMS. As of the effective date, CMS became a wholly-owned subsidiary of SEVI. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary awaiting a valuation of the assets acquired.

The following are pro forma condensed statements of income for the three month period ended August 31, 2004 and 2003, as though the acquisition had occurred on June 1, 2003. Other historical financial statements are included in SEVI's report on Form 8-K/A.

	Three Months Ended August 31,
	2004	2003
Revenues	$286,468	$471,461
Net Income/(Loss)	(1,767,800)	4,233

Loss per share - basic and diluted	$($0.03)	$0

Duration

Effective September 24, 2004, SEVI acquired all the issued and outstanding shares of Duration Software, Inc. (“Duration”) an Austin based IT consulting firm. SEVI paid the selling stockholders $450,000 cash, issued them $300,000 of SEVI’s non-interest bearing notes due February 1, 2007, and 15,000,000 shares of SEVI common stock. The purchase price allocation is preliminary awaiting a valuation of the assets acquired. As of the effective date, Duration became a wholly-owned subsidiary of SEVI. The acquisition was accounted for using the purchase method of accounting.

The following are pro forma condensed statements of income for the six month period ended November 30, 2004 and 2003, as though the acquisition had occurred on June 1, 2003. Other historical financial statements are included in SEVI's report on Form 8-K/A.

	Six Months Ended
	November 30,
	2004	2003
Revenues	$2,783,190	$1,943,159
Net Income/(Loss)	2,962,948	(79,809)

Loss per share - basic and diluted	$($0.04)	$0

Next Hire

Effective September 23, 2004, SEVI purchased all of the outstanding shares of Next Hire Consultants Inc. (“Next Hire”), a Houston based staffing and permanent placement firm. SEVI issued the shareholders of Next Hire 400,000 shares of SEVI common stock.

NOTE 4 - CONVERTIBLE NOTES

During September 2004, SEVI issued $1,825,000 in convertible promissory notes pursuant to a private placement. These notes bear interest at 8% per annum from the date of issuance and interest is payable semi-annually. These notes are due August 31, 2007. All or a portion of the unpaid principal balance is convertible into SEVI common stock at $0.05 per share. In connection with these notes, SEVI paid $91,250 cash and granted 7,300,000 warrants with exercise prices ranging from $.05 to $.15 to the investment finder, $155,586 cash and granted 14,600,000 warrants with exercise prices ranging from $.05 to $.15 to the investment banker and $35,000 to the investor’s attorney. SEVI also granted these private investors 20 warrants for every dollar loaned for a total of 36,500,000 warrants. The exercise price of the warrants ranges from $.06 to $.15 per share.

During December 2004 and January 2005, SEVI issued $1,000,000 in convertible promissory notes pursuant to another private placement. These notes bear interest at 8% per annum from the date of issuance and interest is payable monthly. These notes are due January 14, 2007. All or a portion of the unpaid principal balance is convertible into common stock at $0.13 per share. In connection with these notes, SEVI granted 6,975,000 warrants with an exercise price of $.08 to the investment banker. SEVI also granted these private investors 1.5 warrants for every dollar loaned for a total of 1,500,000 warrants. The exercise price of the warrants is $.08 per share.

The notes have been discounted for the relative fair value of the warrants, the offering costs and beneficial conversion feature. As of February 28, 2005, the stock has not been issued to the investors. All discounts will be amortized over the life of the notes.

A summary of the convertible notes at February 28, 2005 is as follows:

Gross proceeds from notes	$2,825,000
Less: Relative value of warrants	(1,846,163)
Less: Beneficial conversion feature	(472,683)
Add: Amortization of discounts	331,603
Carrying value of note on February 28, 2005	$837,757

NOTE 5 - COMMON STOCK

On June 21, 2004, SEVI re-issued a lost certificate to Mr. Patrick L. Anderson, one of SEVI's directors. Mr. Anderson provided SEVI with: a request for a replacement certificate; a statement that the certificate was not endorsed; affirmation that the security had not been hypothecated, transferred, pledged or otherwise disposed; and an agreement that the original certificate be immediately surrendered if found. The lost certificate, #1000 for 8,563,094 shares, was re-issued as a certificate for 6,463,094 shares to Mr. Anderson. 2,000,000 shares of Mr. Anderson's were returned to SEVI in a transaction previously disclosed in SEVI's 10-KSB for the period ending May 31, 2004. The lost certificate is not considered issued or outstanding in the accompanying financials, but, has not been cancelled by the transfer agent.

During the three months ending August 31, 2004:

·
SEVI issued 2,250,000 shares of common stock to H.C. Wainwright and 1st SB related to the exercise of warrants. The warrants were issued and exercised during the quarter at an exercise price of $.001 per share resulting in $1,110,000 of compensation expense being recorded for the fair value of the warrants.

·	SEVI issued 200,000 shares of common stock to 8 consultants and 20,000 shares to an employee. SEVI recorded consulting expense totaling $137,000 based on the fair market value on the date issued.

·	SEVI issued 200,000 shares of common stock as consideration for the acquisition of CMS. See note 3 for details.

·	SEVI acquired equipment in exchange for 100,000 shares of SEVI's common stock valued at $52,070.

During the three months ending November 30, 2004:

·	On September 22, 2004, SEVI increased its authorized number of shares of common stock to 750,000,000.

·	On September 23, 2004, SEVI issued the shareholders of Next Hire 400,000 shares of SEVI common stock. See note 3 for details.

·	On September 24, 2004, SEVI issued the shareholders of Duration 15,000,000 shares of SEVI common stock.

·	SEVI issued 7,809,868 shares of common stock for the cashless exercise of SEVI warrants.

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

The Company, previously known as Wallace Resources Inc., was organized in the State of Idaho on August 26, 1968. Systems Evolution Inc., our Texas operating company was acquired by the Company on September 9, 2003, and after the acquisition, the Company’s current directors and management took control of the Company. We generate revenue from professional services performed for our end-user customers and the end-user customers of our software partners.

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

Recent Developments

The Company entered into a definitive agreement to acquire Southwest CMS Technology Services LP and its general partner CMS Associates, LLC (“CMS”), a San Antonio based network integration firm, on June 10, 2004, and closed the acquisition on July 27, 2004. CMS’s primary focus is Microsoft and Novell network integration. In connection with the acquisition of CMS from its two stockholders, the Company paid the selling stockholders $10,000 in cash, and issued them $40,000 aggregate principal amount of our non-interest bearing notes dependent upon the note holders being retained by the Company, and 200,000 shares of our common stock.

The Company entered into a definitive agreement to acquire Duration Software, Inc. (“Duration”), an Austin based business and technology consulting firm, on August 30, 2004, and closed the acquisition on September 24, 2004. Duration’s primary focus is on custom applications and integration solutions for government, healthcare, and business.  Its core service offerings include: Application Design and Development; Application Integration; Database Design, Development and Integration; and Project Management. In connection with the acquisition of Duration from its five stockholders, the Company paid the selling stockholders $450,000 in cash, and issued them $300,000 aggregate principal amount of our non-interest bearing notes due February 1, 2007, and 15,000,000 shares of our common stock.

The Company entered into a definitive agreement to acquire Next Hire (“Next Hire”) Consultants Inc., a Houston based staffing and permanent placement firm, on July 12, 2004, and closed the acquisition on September 23, 2004. In connection with the acquisition of Next Hire from its stockholder, the Company issued 400,000 shares of our common stock.

Results of Operations for the three month period ending February 28, 2005

Total gross revenue increased from $97,253 for the three month period ended February 29, 2004 to $1,215,430 for the three month period ended February 28, 2005, an increase of 1,150%. The increase in revenue resulted in part from addition of CMS Technology, Duration Software, and Next Hire Consultants.

Net loss from operations decreased from $2,154,870 for the three month period ended February 29, 2004 to $1,146,402 for the three month period ended February 28, 2005.

Operating Expenses

Payroll and related costs make up the majority of our cost of revenue. Total payroll and related costs increased from $180,229 for the three month period ended February 29, 2004 to $1,500,362 for the three month period ended February 28, 2005, an increase of 732%. This increase is attributed to an increase in staff, as well as, the acquisitions of CMS Technology, Duration Software, and Next Hire Consultants.

General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses decreased from $2,071,894 for three month period ended February 29, 2004 to $861,480 for the three month period ended February 28, 2005. This decrease is related to hiring a professional management team, including Richard N. Hartmann, Willie A. Jackson, Jr., Rich L. Steinle, Bob C. Johnson, and Sharon E. Mauricio.

Liquidity and Capital Resources

Net cash used by operating activities was ($2,428,210) for the nine month period ended February 28, 2005 compared to ($282,751) used by operating activities for the nine month period ended February 29, 2004.

Net cash provided by financing activities was ($33,641) for the nine month period ended February 28, 2005 compared to $-0- for nine month period ended February 29, 2004. This increase was attributed to the acquisition of CMS, Duration Software, and Next Hire Consultants.

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

Deferred Financing Costs

Deferred financing costs relate to the cost incurred in the arrangement of Systems Evolution Inc.’s debt agreement and are being amortized using the straight-line method over the terms of the related debt.

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

Systems Evolution Inc.

Dated: April 19, 2005

/s/ Robert C. Rhodes

Robert C. Rhodes
Chief Executive Officer
And
Principal Financial Officer

Exhibit 31

  CERTIFICATIONS

I, Robert C. Rhodes, Chief Executive Officer of Systems Evolution Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Systems Evolution Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based onsuch evaluation; and

d.
disclosed in this report any change in the registrant’s intternal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 19, 2005

/s/ Robert C. Rhodes

Robert C. Rhodes
Chief Executive Officer
And
Principal Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Systems Evolution Inc. (the "Company") on Form 10-QSB for the quarter ended February 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Rhodes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Robert C. Rhodes

Robert C. Rhodes
Chief Executive Officer
And
Principal Financial Officer
April 19, 2005