Form 10QSB/A
period 2005-02-28
SYSTEMS EVOLUTION INC
filed 2005-10-13
CIK 104375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
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

(1) ☒ Yes ☐ No

(2) ☒ Yes ☐ No

The number of shares of issuer's Common Stock outstanding as of February 28, 2005:
81,011,423 shares

SYSTEMS EVOLUTION INC.
INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTERLY PERIOD ENDED February 28, 2005

PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Consolidated Financial Statements
    a. Consolidated Balance Sheets as of February 28, 2005 (Unaudited)
    b.Consolidated Statements of Operations for the Six and Three Months Ended February 28, 2005 and February 29, 2004 (Unaudited)
    c.Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2005 and February 29, 2004 (Unaudited)
    d.Notes to Consolidated Financial Statements (Unaudited)
      ITEM 2 - Management's Discussion and Analysis
      ITEM 3 - Controls and Procedures
PART II. OTHER INFORMATION
      ITEM 6 -Exhibits
SIGNATURES

EXHIBIT 31 -Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Consolidated Financial Statements

SYSTEMS EVOLUTION, INC.
CONSOLIDATED BALANCE SHEET
February 28, 2005
(Unaudited)

ASSETS	(Restated	)

Current Assets
Cash	$61,048
Accounts receivable, net of allowance for doubtful accounts of $21,125	426,092
Unbilled revenue	248,854
Prepaid expenses and other current assets	63,914
Total Current Assets	799,908

Furniture and equipment, net of accumulated depreciation of $96,875	161,290
Deferred financing cost, net of accumulated amortization of $900,7576	4,731,505
Intangibles, net of accumulated amortization of $602,196	3,005,963
Deposits	3,040
TOTAL ASSETS	$8,701,706

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$243,436
Accrued expenses	296,729
Notes payable - related parties	20,000
Total Current Liabilities	560,165

Convertible note, net	377,084
Long-term debt - related parties	201,194
Total Liabilities	1,138,443

Commitments	-
STOCKHOLDERS' EQUITY

Common stock, no par value, 750,000,000 shares
Authorized, 81,011,423 shares issued and outstanding	15,282,246
Accumulated deficit	(7,718,983)
Total Stockholders' Equity	7,563,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,701,706

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended February 28, 2005 and February 29, 2004

	Three Months		Nine Months
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues	$1,448,667	$97,253	$2,414,308	$448,209

General and administrative	769,628	2,071,894	3,023,957	2,197,011
Payroll and related costs	1,500,352	180,229	2,965,529	605,706

Operating loss	(821,313)	(2,154,870)	(3,575,178)	(2,354,508)

Other income(expense)
Tax benefit	4,703		4,703
Interest expense	(758,609)	-	(1,386,673)	-

Net loss	$(1,575,219)	$(2,154,870)	$(4,957,148)	$(2,354,508)

Basic and diluted loss
per share	$(0.02)	$(0.05)	$(0.07)	$(0.05)

Basic and diluted weighted
average shares outstanding	79,481,122	46,472,042	68,385,086	44,265,720

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 28, 2005 and February 29, 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)
Net loss	$(4,957,148)	$(2,354,508)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1830,980	20,125
Shares issued for services	242,050	2,020,000
Shares issued for bonus	32,695	-
Tax benefit	(4,703)	-
Stock compensation expense	1,644,751	-
Changes in:
Accounts receivable	(78,548)	64,001
Unbilled revenue	(248,854)	-
Other current assets	(123,661)	-
Other assets	(58,947)	-
Accounts payable	18,523)	1,305
Accrued expenses	89,571	(33,674)
NET CASH USED IN OPERATING ACTIVITIES	(1,613,291)	(282,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(34,988)	-
Cash paid for acquisitions, net of $38,154 received	(434,924)	-
NET CASH USED IN INVESTING ACTIVITIES	(469,912)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	237,204	275,000
Repayment of notes payable	(532,825)	(301,662)
Proceed from convertible notes	2,825,000	-
Proceeds from notes payable - long-term	1,195	-
Repayments of notes payable - long-term	(154,467)	-
Cash paid for financing costs	(378,468)	-
Proceed from stockholder receivable	-	16,422
Common stock issued for cash	124,840	284,300
Proceeds from exercise of warrants	2,250	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,124,729	274,060

NET CHANGE IN CASH	41,526	(8,691)
CASH BALANCES:
-Beginning of period	19,522	29,670
-End of period	$61,048	$20,979

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for acquisitions	$2,394,000	$-
Notes payable issued for acquisitions	340,000	-
Shares issued to purchase equipment	52,070	-
Shares issued to repay outstanding debt	31,029	-
Warrants issued with notes payable	2,318,846	-
Warrants issued for financing costs	4,738,395	-

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

Intangibles - Intangibles consists of customer relationships and employment agreements that were acquired in the CMS, Duration and Next Hire acquisitions (see note 3), and are being amortized over three years.

Impairment of Long-Lived Assets - SEVI reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. SEVI assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

	Three Months		Nine Months
	2005	2004	2005	2004
	(Restated)		(Restated)

Net loss as reported	$(1,575,219)	$(2,154,870)	$(4,957,148)	$(2,345,508)
Add: stock based compensation determined under
intrinsic value-based method	108,265	-	534,751	-

Less: stock based compensation determined under fair
value based method	(374,039)	-	(1,112,617)	-
Pro forma net loss	$(1,840,933)	$(2,154,870)	$(5,535,014)	$(2,345,508)
Basic and diluted net loss
per common share:
As reported	$(0.02)	$(0.05)	$(0.07)	$(0.05)
Pro forma	(0.02)	(0.05)	(0.07)	(0.05)

The weighted average fair value of the stock options granted during 2005 was $0.59. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is from 181% to 781% and (4) zero expected dividends.

NOTE 3 - ACQUISITIONS

CMS

Effective July 27, 2004, SEVI acquired all the issued and outstanding shares of Southwest CMS Technology Services, LP and its general partner CMS Associates, LLC ("CMS"), a San Antonio based network integration firm. SEVI paid $10,000 cash, issued a note payable totaling $40,000 and issued an aggregate of 200,000 shares of SEVI's common stock valued at $104,000 to the owners of CMS. As of the effective date, CMS became a wholly-owned subsidiary of SEVI. The acquisition was accounted for using the purchase method of accounting.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$53,596
Property and equipment	19,443
Other assets	1,643
Intangibles	281,196
Total assets acquired	355,878

Current liabilities	132,519
Long-term liabilities	69,359
Total liabilities acquired	201,878
Net assets acquired	$154,000

The following are pro forma condensed statements of income for the three month period ended August 31, 2004 and 2003, as though the acquisition had occurred as of the beginning of each period. Other historical financial statements are included in SEVI's report on Form 8-K/A.

	Three Months Ended August 31,
	2004	2003
Revenues	$286,468	$471,461
Net Income/(Loss)	(1,767,800)	4,233

Loss per share - basic and diluted	$(0.03)	$0

Duration

Effective September 24, 2004, SEVI acquired all the issued and outstanding shares of Duration Software, Inc. (“Duration”) an Austin based IT consulting firm. SEVI paid the selling stockholders $450,000 cash, issued them $300,000 of SEVI's non-interest bearing notes due February 1, 2007, and 15,000,000 shares of SEVI common stock. valued at $2,250,000. As of the effective date, Duration became a wholly-owned subsidiary of SEVI. The acquisition was accounted for using the purchase method of accounting.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$255,294
Property and equipment	26,698
Intangibles	3,044,648
Total assets acquired	3,326,640

Current liabilities	227,546
Long-term liabilities	99,094
Total liabilities acquired	326,640
Net assets acquired	$3,000,000

The following are pro forma condensed statements of income for the six month period ended November 30, 2004 and 2003, as though the acquisition had occurred on June 1, 2003. Other historical financial statements are included in SEVI's report on Form 8-K/A.

	Six Months Ended
	November 30,
	2004	2003
Revenues	$2,783,190	$1,943,159
Net Income/(Loss)	2,962,948	(79,809)

Loss per share - basic and diluted	$(0.04)	$0

Next Hire

Effective September 23, 2004, SEVI purchased all of the outstanding shares of Next Hire Consultants Inc. (“Next Hire”), a Houston based staffing and permanent placement firm. SEVI issued the shareholders of Next Hire 400,000 shares of SEVI common stock valued at $40,000.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$16,980
Intangibles	62,315
Total assets acquired	79,295

Current liabilities	26,218
Net assets acquired	$53,077

NOTE 4 - CONVERTIBLE NOTES

During September 2004, SEVI issued $1,825,000 in convertible promissory notes pursuant to a private placement. These notes bear interest at 8% per annum from the date of issuance and interest is payable semi-annually. These notes are due August 31, 2007. All or a portion of the unpaid principal balance is convertible into SEVI common stock at $0.05 per share. In connection with these notes, SEVI paid $91,250 cash and granted 7,300,000 warrants with exercise prices ranging from $.05 to $.15 to the investment finder, $155,586 cash and granted 14,600,000 warrants with exercise prices ranging from $.05 to $.15 to the investment banker and $35,000 to the investor's attorney. SEVI also granted these private investors 20 warrants for every dollar loaned for a total of 36,500,000 warrants. The warrants were denominated as Series A, B, C, and D warrants. The following table summarizes each series.

Series	Number of shares	Exercise Price	Expiration
A	9,125,000	$0.06	90 days from registration of underlying common shares
B	9,125,000	$0.07	180 days from registration of underlying common shares
C	9,125,000	$0.08	270 days from registration of underlying common shares
D	9,125,000	$0.15	August 31, 2009
Total	36,500,000

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

The notes have been discounted for the relative fair value of the warrants, the offering costs and beneficial conversion feature. As of February 28, 2005, the stock has not been issued to the investors. All discounts will be amortized over the life of the notes. The relative fair values were calculated using the Black-Scholes model. Variables used in the Black-Scholes model include (1) 2.0% risk-free interest rate, (2) expected volatility between 166% and 227% and (3) zero expected dividends.

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

 NOTE 6 - RESTATEMENT

The following summarizes the restatement of the consolidated balance sheet and consolidated statement of operations for the related errors due primarily to a unrecorded discounts on convertible notes, unrecorded amortization of deferred financing costs, and write-off of deferred tax assets and liabilities. Additionally, unbilled revenue has been reported separately on the balance sheet.

Balance sheet
February 28, 2005

	Previously Reported	Increase (Decrease)	Restated

Cash	$61,048		$61,048
Accounts receivable	426,092		426,092
Unbilled revenue		$248,854	248,854
Deferred tax asset	43,059	(43,059)	-
Other current assets	312,768	(248,854)	63,914
Furniture and equipment	161,290		161,290
Deferred financing cost	4,606,259	125,246	4,731,505

Intangibles	3,005,963		3,005,963
Deposits	3,040		3,040

Total assets	$8,619,519	$82,187	$8,701,706

Accounts payable	$243,436		$243,436
Accrued expenses	296,729		296,729
Deferred tax liabilities	47,762	$(47,762)	-
Note payable - current	20,000		20,000
Convertible note	837,757	(460,673)	377,084
Note payable - long term	201,194		201,194

Total liabilities	1,646,878		1,138,443

Common stock	14,260,692	1,021,554	15,282,246
Retained deficit	(7,288,051)	(430,932)	(7,718,983)

Total equity	6,972,641	590,622	7,563,263

Total Liabilities and Equity	$8,619,519	$82,187	$8,701,706

Statement of Operations
For the Nine Months Ended
February 28, 2005

	Previously Reported	Increase (Decrease)	Restated

Revenues	$2,414,308		$2,414,308

General and administrative	3,115,809	$(91,852)	3,023,957
Payroll and related costs	2,965,529		2,965,529

Tax benefit	-	4,703	4,703
Interest expense	(859,186)	(527,487)	(1,386,673)

Net loss	$(4,526,216)	$(430,932)	$(4,957,148)

Basic and diluted loss per share	$(0.07)		$(0.07)
Basic and diluted weighted average shares outstanding	68,385,086		68,385,086

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

Results of Operations for the three month period ending February 28, 2005

Total gross revenue increased from $97,253 for the three month period ended February 29, 2004 to $1,448,667 for the three month period ended February 28, 2005, an increase of 1,390%. The increase in revenue resulted in part from addition of CMS Technology, Duration Software, and Next Hire Consultants.

Net loss from operations decreased from $2,154,870 for the three month period ended February 29, 2004 to $1,575,219 for the three month period ended February 28, 2005.

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

General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses decreased from $2,071,894 for three month period ended February 29, 2004 to $769,628 for the three month period ended February 28, 2005. This decrease is related to hiring a professional management team, including Richard N. Hartmann, Willie A. Jackson, Jr., Rich L. Steinle, Bob C. Johnson, and Sharon E. Mauricio.

Liquidity and Capital Resources

Net cash used by operating activities was ($1,613,291) for the nine month period ended February 28, 2005 compared to ($282,751) used by operating activities for the nine month period ended February 29, 2004.

Net cash provided by financing activities was $2,124,729 for the nine month period ended February 28, 2005 compared to $274,060 for nine month period ended February 29, 2004. This increase was attributed to the acquisition of CMS, Duration Software, and Next Hire Consultants.

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

/s/ Robert C. Rhodes

Robert C. Rhodes
Chief Executive Officer

/s/ Robert C. Rhodes

Robert C. Rhodes
Chief Financial Officer

Date:  October 13, 2005