Form 10KSB
period 2005-05-31
SYSTEMS EVOLUTION INC
filed 2005-10-13
CIK 104375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended May 31, 2005

SYSTEMS EVOLUTION INC.
(Name of Small Business Issuer in its Charter)

IDAHO (State or Other Jurisdiction of Incorporation or Organization)	82-0291029 (IRS Employer Identification No.)

10777 Westheimer Road, Suite 810
Houston, Texas 77042

(Address of principal executive offices)

(713) 979-1600

(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class Common Stock, par value $0.01	Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this filing, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $3,768,687

            Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒No☐

      State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days.

$806,759 as of May 31, 2005

State the number of shares of common stock outstanding as of May 31, 2005: 82,471,423

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SYSTEMS EVOLUTION INC.

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED May 31, 2005

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Systems Evolution Inc. (“SEVI”) is a professional service organization that provides computer software development services, computer network support, and contract staff for our clients. We are traded on the Over The Counter Bulletin Board (“OTC:BB”) under the symbol “SEVI”. We use Microsoft, Novell, and IBM Rational tools to build software and support computer networks. Our largest client is the State of Texas government.

Corporate History

Systems Evolution Inc. (“SEVI”) was originally incorporated as Wallace Silver Inc. in 1968 as a means to acquire sub surface mineral rights under the City of Wallace, Idaho. In 2000, it was renamed Wallace Resources, Inc. On September 9, 2003, the company acquired its Texas operating corporation, Systems Evolution Inc., and subsequently changed the name of the Idaho public corporation to Systems Evolution Inc. as well.

The Systems Evolution Inc. Texas operating company (“SEI”) was incorporated in 1993 by Robert C. Rhodes as a professional services organization delivering software development and training. SEI developed software using two tools, PowerBuilder and SilverStream. SEI’s biggest clients were Sybase, Valero Energy, Service Corporation International, Reliant Energy and SilverStream Software.

SEVI acquired AXP Technology Services, Inc. (“AXP”) on March 15, 2004. AXP was Houston based and provided computer network support. AXP has been completely integrated into SEVI and the corporation dissolved. On July 27, 2004, SEVI acquire Southwest CMS Technology Services LP and its general partner CMS Associates, LLC ("CMS"). CMS was San Antonio based and provided Microsoft and Novell network integration to its clients. CMS has been completely integrated into SEVI and the corporation is being dissolved.

On September 23, 2004, SEVI acquired Next Hire Consultants, Inc. (“NHC”), Houston based staffing firm providing placement services to the infrastructure engineering industry. NHC is continuing its operations as a wholly owned operating subsidiary.

On September 24, 2004, SEVI acquired Duration Software, Inc. (“DSI”), a software development company based in Austin that provided services primarily to State of Texas departments. The operations of DSI have been completely integrated into SEVI.

Services

SEVI provides professional services to our clients for computer software development services and computer network support for our clients delivered by full time employees and contract staff. Our clients are invoiced by the hour for our services. Our service offerings are grouped into either the Business & Technology division (“B&T”) or the Next Hire Consultants division (“NHC”) to allow us to differentiate our high end, value added services brand from our pure contract staff services brand. The services provided by both divisions overlap except their brand identification and that B&T provides complete software projects and NHC provides a single contract staff member.

The B&T division provides our high end, value added software development services, and it has 33 full time employees. Our significant client is the State of Texas government, for which we service many individual departments and which is derived from our acquisition of DSI, where the client relationship originated in October 1999. Software is developed in phases, with individual employees specializing in one phase, including:

✓	Program design using the IBM Rational Unified Process® (a way to design programs)
✓	Project management
✓	Software programming using Microsoft .Net or SUN’s Java / J2EE architectures
✓	Network support

The NHC division provides contract staff and permanent placement services, and it contains six full time employees and three hourly employees. NHC works with clients that require a specific talent or certification and that will eventually hire the SEVI hourly employee onto their own payroll. NHC’s significant clients include FMC, Idera, and Shell Oil.

Plan of Operation

Our business plan contemplates growth through two methods - annual revenue growth in our current operations through marketing our value added software development services and revenue growth through acquisition of companies with new certifications and vendor partnerships.

To market our value added software development services, we have created marketing material that highlights our vendor certifications since clients seek vendor certified providers to implement specific technology. Our vendor partners provide us with qualified prospects and our current clients provide references to prospective clients looking for the same technology implementation. Also, as we are working with a client to provide a specific software development service, our sales staff has the ability to discuss our other services to the same client.

For acquisition growth, we are actively searching for professional service acquisition candidates with revenue from $1,000,000 to $5,000,000, EBITDA (earnings before interest, taxes, depreciation, and adjustments) of at least 10%, a solid customer base, and that add a vendor partner relationship that we do not have.

Competitive Analysis

In Texas, we compete with small boutique IT services firms, most of which are focused on specific technology solutions, and with some regional firms, such as Perficient Inc. (traded under the symbol PRFT) and eLinear Solutions (traded under the symbol ELU), that offer a wide range of technology solutions. We are at a distinct competitive disadvantage with the regional firms mentioned because of their larger revenue bases. To compete effectively, we need to employ individuals with certifications that are in demand and ensure that our vendor partners refer business to us.

Vendor Partner Programs

Many software development competitors offer complimentary services, so our vendor certifications provide an efficient entry into new prospective clients and quickly establish our brand image and leverage their marketing dollars. Our third party vendor partners, Microsoft (March 1993 to present), Novell (November 2001 to present), and IBM Rational (June 2004 to present), each have annual partnership agreements that require a set number of vendor certified employees (Microsoft requires at least three Microsoft Certified Professionals for our Certified Microsoft Partners status; Novell requires two Novell Certified Engineers for our Gold Novell Partner status; and IBM requires little in the way of requirements for our partner status with them) and partner license usage (upwards of $50,000 each for Microsoft, Novell, and IBM Rational). The partnership agreements are all industry standard agreements and all of our vendor partners have relationships with our direct competitors which increases our risks that our vendor partners will refer business to our direct competitors.

We employ ten Microsoft Certified Professionals, three Microsoft Certified Systems Engineers, two Certified Novell Engineers, two certified IBM Rational specialists, and four certified Java developers (certified by SUN).

Employees

On September 1, 2005, we had 46 employees, 43 of which are full-time and three are hourly. Employees include five officers, four clerical, four in sales, and 36 in operations.

None of our employees is represented by a labor union. SEVI’s management believes our relationship with our employees is good.

Risk Factors

An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters discussed in this prospectus, before you decide to buy our securities. Any of these factors could cause the value of your investment to decline significantly or become worthless. If you decide to buy our securities, you should be able to afford a complete loss of your investment.  Within this section, we discuss the material risks in connection with an investment in our common stock.

WE HAVE MINIMAL REVENUES AND ASSETS AND WE MAY BE UNABLE TO CONTINUE OPERATIONS DUE TO CONTINUED LOSSES.

We have minimal revenues and have not been profitable.  We have incurred significant losses the last three fiscal years, and our auditors have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will in the future be able to obtain any additional required financing or, if we are able to obtain additional financing, that such financing will be on favorable terms. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

Continued losses will deplete our limited cash assets and once depleted, we would not have the cash on hand required to fund on going operations.

OUR BUSINESS IS IN AN EARLY STAGE OF OPERATIONS AND WE EXPECT TO INCUR LOSSES IN THE FUTURE WHICH COULD DEPLETE CASH AND PUT INTO JEOPARDY SEVI’S CONTINUED OPERATIONS.

Our operations generated $656,676 of revenue in fiscal 2004 and $3,768,687 in fiscal 2005, and neither year was profitable. We have incurred net operating losses of $8,228,780 in the last three years ending May 31, 2005, and expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

We rely in part on technology that we license from third party vendors like Microsoft, Novell, and IBM Rational. These third-party technology licenses might not continue to be available to us on commercially reasonable terms, or at all. This technology may contain defects that we cannot control. The loss of any of these technology licenses could cause delays in introducing our service offerings until equivalent technology, if available, is identified, licensed and integrated. Delays in introducing our service offerings could harm our business.

Our third party vendor partners, Microsoft, Novell, and IBM Rational, each have annual partnership agreements that require a set number of vendor certified employees (Microsoft requires at least three Microsoft Certified Professionals and Novell requires two Novell Certified Engineers) and partner license usage (upwards of $50,000 each for Microsoft, Novell, and IBM Rational) that could negatively affect our ability to deliver services if we were not to meet partnership requirements and lose our partnership.

DELAYS IN IMPLEMENTATION OF OUR IT SOLUTIONS COULD CAUSE OUR OPERATING RESULTS TO SUFFER THROUGH REVENUE LOSS.

The implementation of our solutions for our customers requires internal quality assurance testing and customer testing which may reveal performance issues that could lead to delays in providing our solutions for customers. In addition, the reallocation of resources associated with any postponement could cause delays in the implementation of our services for other customers and may adversely affect or delay our ability to develop and release future enhancements to our existing solutions as well as new solutions. Projects include customer acceptance which, when delayed, can require SEVI to invoice late, which in turn puts cash receipt of receivables further in the future. Any such delays could harm our operating results, causing delay of revenue recognition or even complete loss of revenue if the customer never accepts the project deliverables.

THERE IS NO ASSURANCE THAT ANY ACQUISITIONS WE COMPLETE WILL BE SUCCESSFUL.

There can be no assurance that we will be successful in identifying and evaluating suitable acquisitions or in concluding any such acquisition. If we complete acquisitions, we may acquire firms that do not contribute to our profitability or we may not be able to integrate these acquisitions with our operations, with a resulting adverse effect on our operations and profitability. We cannot assure you that we will be able to negotiate any further acquisitions on terms favorable to us or that any completed acquisitions will be successful.  Acquisitions are necessary to SEVI to fill out delivery capabilities associated with technologies that current SEVI employees are not familiar with or have implemented successful projects for those technologies; current employees are already on jobs and new employees with new skills are required for new client engagements. Without successful project implementations, SEVI will not be able to enter new technology areas.

WE HAVE REGISTERED FOR RESALE A LARGE NUMBER OF SHARES OF OUR COMMON STOCK AND SALES OF THESE SHARES MAY DEPRESS THE MARKET FOR OUR COMMON STOCK

Future sales of our common stock pursuant to a registration statement (which is not yet effective) that we have filed for the investors that purchased our Notes and Warrants issued in September 2004, up to 109,038,348 shares, as well as sales of common stock by the purchasers of our 8% Callable Secured Convertible Notes, the first installment of which was issued in December 2004 and the underlying shares of common stock for which are included in a separate registration statement (which is not yet effective) could depress the market price of our stock. Most importantly, the common stock, 93,334,204 shares, issuable on conversion of this latter series of notes could be issued at a discount to market, specifically 50% of the market price of our common stock, defined as the average of the lowest three trading prices for our common stock during the twenty trading day period ending one trading day prior to the date the conversion notice. All of these investors may have the incentive to sell their shares of common stock immediately to obtain a higher price, or alternatively to sell short in advance of selling their shares to ensure a profit. The investors in the latter series of notes may also have an incentive to sell our common stock immediately into the market to profit from the difference between their discounted price and the market price. This would increase sales of our stock in the market and the number of shares outstanding and would dilute all shareholders. This additional dilution and number of shares to be sold could cause our stock price to decline.

ITEM 2 - DESCRIPTION OF PROPERTY

Locations

In Houston, we lease 5,609 square feet of office space at a monthly rent of $8,179.79. The lease commences October 1, 2005 and expires December 31, 2009 with provision for escalations to reflect increases in taxes and other costs to the lessor. This lease replaces a sub lease on the same space ending September 20, 2005.

In Austin, we entered into a sub-lease of 4,161 square feet of office space at an average monthly rent of $6,067.91. The lease commenced on May 13, 2005 and expires on May 12, 2010 with provision for escalations to reflect increases in taxes and other costs to the lessor.

In San Antonio, we lease 1,990 square feet of office space at an average monthly rate of $2,288.50, with provision for escalations to reflect increases in taxes and other costs to the lessor. The lease commenced on November 1, 2004 and expires on October 31, 2007.

ITEM 3 - LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "SEVI". Public trading of our common stock commenced on September 17, 2001 as Wallace Silver, Inc. under the “WSLV” symbol. SEVI was renamed Wallace Resources, Inc. and traded briefly under the symbol of “WSLV” between October 24, 2003 before being renamed Systems Evolution Inc. and trading under the symbol of “SEVI” after November 28, 2003. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing price per share of our common stock as quoted on the OTC Bulletin Board.

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High*	Low
Year Ended May 31, 2003:
First Quarter	$1.00	$0.55
Second Quarter	1.00	0.55
Third Quarter	1.00	0.75
Fourth Quarter	0.85	0.75
Year Ended May 31, 2004:
First Quarter	$0.75	$0.75
Second Quarter	0.75	0.75
Third Quarter	1.50	0.20
Fourth Quarter	1.10	0.31
Year Ended May 31, 2005:
First Quarter	$0.92	$0.30
Second Quarter	0.41	0.05
Third Quarter	0.09	0.04
Fourth Quarter	0.05	0.02

* The source of the high and low bid information is Yahoo! Inc. from its Yahoo! Finance website.

As of May 31, 2005, there were approximately 1,014 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have never declared or paid any cash dividends on our common stock and do not expect to declare or pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Date	Title and Amount*	Purchaser	Underwriter	Total Offering Price/ Underwriting Discounts
June 21, 2003	32,358 shares of Common Stock	Private Investor	NA	$.31 per share/NA
February 26, 2004	887,096 shares of Common Stock	Private Investor	NA	$.31 per share/NA
February 27, 2004	200,000 shares of common stock issued in connection with the acquisition of AXP Technologies, Inc.	Two stockholders of AXP Technologies, Inc.	NA	$.68 per share/NA
June 21, 2004	20,000 shares of Common Stock issued to an employee as a signing bonus	Employee	NA	$.65 per share/NA
June 21, 2004	112,580 shares of Common Stock	Private Investor	NA	$.31 per share/NA
July 27, 2004	200,000 shares of Common Stock issued in connection with the acquisition of Southwest CMS Technology Services LP	Two owners of Southwest CMS Technology Services LP	NA	$.52 per share/NA
July 28, 2004	1,500,000 shares issued upon exercise of warrant	Financial Consultant	NA	$.51 per share/NA
August 25, 2004	750,000 shares issued upon exercise of warrant	Financial Consultant	NA	$.47 per share/NA
September 9, 2004
$1,825,000 principal amount of 8% convertible promissory notes due August 31, 2007, convertible into an aggregate of 36,500,000 shares of Common Stock, issued pursuant to a Note and Warrant Purchase Agreement, dated August 31, 2004
		Private Investors	H.C.Wainwright & Co., Inc. and 1st SB Partners Ltd.	$1,825,000/$246,835
September 9, 2004	Series A Warrants to purchase an aggregate of 9,125,000 shares of common stock issued pursuant to the August 31, 2004 Note and Warrant Purchase Agreement for the 8% convertible promissory notes	Private Investors	H.C.Wainwright & Co., Inc. and 1st SB Partners Ltd.	NA/NA
September 9, 2004	Series B Warrants to purchase an aggregate of 9,125,000 shares of common stock issued pursuant to the August 31, 2004 Note and Warrant Purchase Agreement for the 8% convertible promissory notes	Private Investors	H.C.Wainwright & Co., Inc. and 1st SB Partners Ltd.	NA/NA
September 9, 2004	Series C Warrants to purchase an aggregate of 9,125,000 shares of common stock issued pursuant to the August 31, 2004 Note and Warrant Purchase Agreement for the 8% convertible promissory notes	Private Investors	H.C.Wainwright & Co., Inc. and 1st SB Partners Ltd.	NA/NA
September 9, 2004	Series D Warrants to purchase an aggregate of 9,125,000 shares of common stock issued pursuant to the August 31, 2004 Note and Warrant Purchase Agreement for the 8% convertible promissory notes	Private Investors	H.C.Wainwright & Co., Inc. and 1st SB Partners Ltd.	NA/NA
September 9, 2004	Warrants to purchase an aggregate of 14,600,000 shares of common stock	H.C. Wainwright & Co., Inc.	NA	NA/NA
September 9, 2004	Warrants to purchase an aggregate of 7,300,000 shares of common stock to 1st SB	1st SB Partners Ltd.	NA	NA/NA
September 22, 2004	6,000,869 shares of common stock issued upon the exercise of warrants	H.C. Wainwright & Co., Inc.	NA	$.15 per share/NA
September 22, 2004	1,809,000 shares of common stock issued upon the exercise of warrants	1st SB Partners Ltd.	NA	$.15 per share/NA
September 23, 2004	100,000 shares of common stock for the purchase of equipment	Equipment vendor	NA	$.10 per share/NA
September 23, 2004	400,000 shares of common stock issued in the acquisition of Next Hire Consultants, Inc.	Sole stockholder of Next Hire Consultants, Inc.	NA	$.10 per share/NA
September 24, 2004	15,000,000 shares of common stock issued to the stockholders of Duration Software Inc. in connection with its acquisition	Five stockholders of Duration Software, Inc.	NA	$.15 per share/NA
September 24, 2004	$300,000 principal amount of promissory notes due February 1, 2007, issued to the five stockholders of Duration Software Inc. in connection with its acquisition	Five Stockholders of Duration Software, Inc.	NA	$300,000/NA
October 26, 2004	370,461 shares of common stock issued to placement agent	Stephen Blakesley	NA	$.31/NA
October 26, 2004	313,125 shares of common stock issued to a placement agent for placement of a controller	Stephen Blakesley	NA	$.08 per share/NA
December 30, 2004
$500,000 principal amount of 8% callable secured convertible notes due December 31, 2006, convertible into an aggregate of 3,846,154 shares of Common Stock, issued pursuant to a Securities Purchase Agreement, dated December 30, 2004
		Four Institutional Investors	H.C.Wainwright & Co., Inc. and 1st SB Partners Ltd.	$500,000/$45,000
December 30, 2004	Warrants to purchase an aggregate of 1,500,000 shares of common stock issued pursuant to the December 30, 2004 Securities Purchase Agreement for the 8% callable secured convertible notes	Four Institutional Investors	H.C.Wainwright & Co., Inc. and 1st SB Partners Ltd.	NA/NA
December 30, 2004	Warrants to purchase an aggregate of 2,325,000 shares of common stock	1st SB Partners, Ltd.	NA	NA/NA
December 30, 2004	Warrants to purchase an aggregate of 4,650,000 shares of common stock	H.C Wainwright & Co., Inc.	NA	NA/NA
September 9, 2004	400,000 shares of common stock issued to		NA	$.22 per share/NA
September 23, 2004	100,000 shares of common stock issued to		NA	$.10 per share/NA
October 26, 2004	683,586 shares of common stock issued to two stockholders		NA	$.08 per share/NA
January 11, 2005	408,690 shares of common stock issued to 12 employees	Employees	NA	$.09 per share/NA
February 11, 2005	249,160 shares of common stock issued to three employees	Employees	NA	$.08 per share/NA
February 15, 2005	200,000 shares of common stock issued to investor relations consultant	Sussex Avenue Partners, LLC	NA	$.08 per share/NA
February 15, 2005	800,000 shares of common stock issued to corporate portfolio brochure consultant	Randall Hicks	NA	$.08 per share/NA

The issuances of common stock to the employees, to the placement agent for the Company’s controller, and to the two owners of AXP Technologies, Inc., the two owners of Southwest CMS Technology Services LP, the five stockholders of Duration Software, Inc., the and the sole stockholder of Next Hire Consultants, Inc. are viewed as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), under section 4(2) thereof, as transactions not involving any public offering. The private placements of the Company’s common stock to individual investors, and the offerings of convertible notes and warrants to the two groups of institutional investors in September and December 2004 and the placement agents (H.C. Wainwright & Co., Inc. and 1st SB Partners are viewed as exempt under the provisions of Rule 506 of Regulation D under the Securities Act .

Equity Compensation Plan Information

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of May 31, 2005:

(a)		(b	)	(c	)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	0	$0.00		0
Equity compensation plans not approved by security holders (1)	0	$0.00		20,000,000 (2)
Total	0	$0.00		20,000,000

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

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 9, 2003, Wallace Resources, Inc. (“Wallace”), an Idaho public corporation issued 37,500,000 shares of common stock for 100% of the outstanding common stock of Systems Evolution Inc., our Texas operating corporation, and changed Wallace’s name to Systems Evolution, Inc. (“SEVI”). After the merger the stockholders of the Texas operating corporation owned approximately 90% of the combined entity. After the acquisition, SEVI’s current directors and management took control of SEVI. We generate revenue from professional services performed for our end-user customers and the end-user customers of our software partners. For financial reporting purposes this transaction was treated as an acquisition of Wallace and a recapitalization of SEVI using the purchase method of accounting. SEVI’s historical financial statements replace Wallace’s in the accompanying financial statements.

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

Results of Operations Year Ended May 31, 2004 compared to Year Ended May 31, 2005

Total gross revenue increased from $656,676 for the year ended May 31, 2004 to $3,768,687 for the year ended May 31, 2005, an increase of 474%. The revenue increase is a direct result of the acquisition of CMS Technology Services LP, Next Hire Consultants Inc., and Duration Software Inc.

Net loss from operations increased from $2,733,687 for the year ended May 31, 2004 to $3,824,091for the year ended May 31, 2005. The sharp increase in the net loss was due to the costs associated with paying financial consultants for raising capital and the costs associated with the acquisition of the three aforementioned operating companies.

Operating Expenses

Payroll and related costs make up the majority of the cost of revenue for the company. Total payroll and related costs increased from $876,293 for the year ended May 31, 2004 to $2,979,865 for the year ended May 31, 2005, an increase of 240% attributed to the acquired operations.

General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses decreased from $2,426,605 for the year ended May 31, 2004 to $1,610,861 for the year ended May 31, 2005.

Stock Compensation

Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, warrant grants made to outside consultants, stock issued for compensation. Stock compensation expense increased from $227,000 for the year ended May 31, 2004 to $1,940,728 for the year ended May 31, 2005.

Liquidity and Capital Resources

Net cash used in operating activities was $367,905 for the year ended May 31, 2004 compared to $1,855,657 for the year ended May 31, 2005. Net cash provided by financing activities was $389,705 for the year ended May 31, 2004 compared to $2,372,107 for the year ended May 31, 2005. This increase was attributed to the two financings detailed below.

On August 31, 2004, we executed a Purchase Agreement with certain institutional and accredited investors under which SEVI agreed to sell and the purchasers agreed to purchase convertible promissory notes due August 31, 2007 (the "Notes") in the aggregate principal amount of up to $2,500,000 bearing interest at the rate of 8% per annum and convertible into shares of our Common Stock at a conversion price of $0.05 per share. On September 9, 2004, we completed the sale of an aggregate of $1,825,000 in Notes and accompanying Warrants under the Purchase Agreement which resulted in net proceeds to SEVI of $1,542,417. The Notes are initially convertible into 36,500,000 shares of Common Stock, and an additional 36,500,000 shares of Common Stock are reserved for issuance upon exercise of the Warrants issued to the note holders.

On December 30, 2004, we executed a securities purchase agreement with certain institutional and accredited investors for the sale of 8% Callable Secured Promissory Notes and accompanying Warrants. Under this agreement, on December 30, 2004, we completed the sale of an aggregate of $500,000 of these Notes, which resulted in net proceeds to SEVI of $408,148; on January 14, 2005, completed the sale of an additional $500,000 of these Notes, with net proceeds to SEVI of $497,500; and on April 29, 2005 completed the sale of an additional $250,000 principal amount of these notes with net proceeds to SEVI of $230,000.

We estimate that our requirements for additional capital over the next 15 months will be in the range of $1,000,000. There can be no assurance we will be able to raise this additional required capital on satisfactory terms, or at all. In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as an operating entity.

On October 20, 2004, SEVI closed a $1,500,000 factoring facility with Allied Capital Partners, LP. No other conventional bank line of credit has been entered into nor are there any other sources of cash. At May 31, 2004, $65,678 was still outstanding and in default on a line of credit to Sterling Bank. In September 2004, the company repaid this note in full and SEVI was released of all indebtedness by Sterling Bank at that time.

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

ITEM 7 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Systems Evolution Inc.
Stafford, Texas

We have audited the accompanying consolidated balance sheet of Systems Evolution Inc. as of May 31, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Systems Evolution Inc. as of May 31, 2005, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Systems Evolution Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses the last three fiscal years which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Systems Evolution Inc.
Stafford, Texas

We have audited the consolidated statements of operations, stockholders' deficit, and cash flows of Systems Evolution Inc. for the year ended May 31, 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year then ended as of May 31,2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Systems Evolution Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the company has incurred significant losses and had a working capital deficiency at May 31, 2004 totaling $269,966; all of which raise substantial doubt about our ability to continue as a going concern. Management's plans in regards to these matters are also described in note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
August 24, 2004

Financials

SYSTEMS EVOLUTION INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2005

ASSETS
Current Assets:
Cash	$66,060
Accounts receivable - trade, net of allowance of $23,341	319,612
Unbilled revenue	476,541
Prepaid expenses and other current assets	71,580
Total current assets	933,793

Deferred Financing Cost	4,236,848
Other Assets	8,971
Furniture and Equipment, net of $132,361 accumulated depreciation	127,330
Goodwill	1,231,648
Intangibles, net of $559,697 accumulated amortization and impairment of $91,150	1,661,664
Total assets	$8,200,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$281,702
Accrued liabilities	242,345
Deferred revenue	15,509
Notes payable, current	50,096
Total current liabilities	589,652

Long-Term Debt
Convertible notes	800,107
Long-term debt, net of current portion	133,599
Total long-term debt	933,706
Total liabilities	$1,523,358

Stockholders’ Equity:
Common stock, no par value, 750,000,000 shares authorized, 82,471,423 shares issued and outstanding	15,485,062
Accumulated deficit	(8,808,166)
Total stockholders’ equity	6,676,896

Total liabilities and stockholders’ equity	$8,200,254

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2005	2004

Revenues	$3,768,687	$656,676

Cost of Goods Sold	1,168,962	-

Gross profit	2,599,725	656,676

Operating Expenses:
Payroll and related costs	2,979,865	876,293
General, administrative and selling	1,610,861	2,426,605
Consulting	1,110,000	-
Depreciation & amortization	608,599	23,936
Impairment	91,150	-
Bad debt	23,341	63,529
	6,423,816	3,390,363

Loss from operations	(3,824,091)	(2,733,687)

Other Income (Expense):
Interest income	226	-
Other income	146,156	-
Interest expense	(2,215,191)	-
Other expense	(158,134)	-
	(2,226,943)	-

Loss before income tax expense (benefit)	(6,051,034)	(2,733,687)

Income tax expense (benefit)	4,703	-

Net Loss	$(6,046,331)	$(2,733,687)

Basic and Diluted Loss Per Share:	$(0.08)	$(0.06)

Basic and Diluted Weighted Average Shares Outstanding	71,941,358	45,559,510

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED MAY 31, 2005 AND 2004

	Common Stock		Accumulated	Stockholder
	Shares	Amount	Deficit	Receivable	Total
Balances, May 31, 2003	37,500,000	60,840	(28,148)	(36,422)	(3,730)
Reverse acquisition	6,619,346	-	-	-	-
Sale of common stock	887,096	275,000	-	-	275,000
Option expense	-	183,125	-	-	183,125
Issuance of common stock for services	9,080,000	2,044,800	-	-	2,044,800
Stock issued for AXP acquisition	200,000	136,000	-	-	136,000
Return of stock	(2,000,000)	(20,000)	-	20,000	-
Payment, stockholder receivable	-	-	-	16,422	16,422
Net loss	-	-	(2,733,687)	-	(2,733,687)
Balances, May 31, 2004	52,286,442	2,679,765	(2,761,835)	-	(82,070)
Sale of common stock	402,718	124,840	-	-	124,840
Exercise of warrants	10,059,868	2,250	-	-	2,250
Issuance of common stock for payment of debt	2,080,580	104,029	-	-	104,029
Issuance of common stock for equipment	100,000	52,070	-	-	52,070
Issuance of common stock for acquisitions	15,600,000	2,394,000	-	-	2,394,000
Shares issued for bonus	408,690	32,695	-	-	32,695
Shares issued for services	1,533,125	242,050			242,050
Warrants issued as financing costs	-	5,253,795	-	-	5,253,795
Option expense	-	1,665,983	-	-	1,665,983
Discount of convertible notes	-	2,933,585	-	-	2,933,585
Net loss	-	-	(6,046,331)	-	(6,046,331)
Balances, May 31, 2005	82,471,423	$15,485,063	$(8,808,166)	$-	$6,676,896

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(6,046,331)	$(2,733,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608,599	23,936
Amortization of discount on notes payable	658,692	-
Amortization of deferred financing costs	1,395,415
Impairment	91,150	-
Shares issued for services	242,050	2,044,800
Shares issued for bonus	32,694	-
Stock option expense	-	183,125
Stock compensation expense	1,665,983	-
Bad debt	-	63,529
Debt forgiveness	(68,491)	-
Tax benefit	(4,703)	-
Changes in:
Accounts receivable	27,932	(30,476)
Other current assets	(607,868)	-
Prepaid expenses and other assets	(64,878)	(21,796)
Accounts payable	90,403	35,613
Accrued expenses	123,696	67,051
NET CASH USED IN OPERATING ACTIVITIES	(1,855,657)	(367,905)

Cash Flows From Investing Activities:
Payment for acquisitions, net of $38,154 and $0 cash received	(434,924)	(20,000)
Purchase of property and equipment	(34,988)	(11,948)
NET CASH USED IN INVESTING ACTIVITIES	(469,912)	(31,948)

Cash Flows From Financing Activities:
Proceeds from notes payable and long-tem debt	71,991	315,000
Payment of note payable and long-term debt	(523,506)	(306,657)
Proceeds from convertible notes	3,075,000	-
Sale of common stock	124,840	364,940
Stockholder receivable	-	16,422
Proceeds from exercise of warrants	2,250	-
Cash paid for financing costs	(378,468)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,372,107	389,705

Net Change in Cash	46,538	(10,148)
Cash, beginning of year	19,522	29,670
Cash, end of year	$66,060	$19,522

Supplemental Cash Flow Information:
Interest paid	$720,000	$13,158
Taxes paid	$-	$-

Non Cash Financing Activities:
Issuance(return) of common stock for note receivable	$-	$(20,000)
Issuance of common stock for services rendered	-	2,044,800
Return of common stock for forgiveness of note receivable	-	(20,000)
Shares issued for the acquisitions	2,394,000	136,000
Shares issued to purchase equipment	52,070	-
Shares issued to repay outstanding debt	31,030	-
Shares issued to repay outstanding debt (interest)	73,000	-
Warrants issued for financing costs	5,253,795	-
Discount on notes payable	2,933,585	-

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Systems Evolution Inc. (“SEVI”) is a professional service organization that provides computer software development services, computer network support, and contract staff for our clients. SEVI uses Microsoft, Novell, and IBM Rational tools to build software and support computer networks. Our largest client is the State of Texas government.

Systems Evolution Inc. (“SEVI”) was originally incorporated as Wallace Silver Inc. in 1968 as a means to acquire sub surface mineral rights under the City of Wallace, Idaho. In 2000, it was renamed Wallace Resources, Inc. On September 9, 2003, the company acquired its Texas operating corporation, Systems Evolution Inc., and subsequently changed the name of the Idaho public corporation to Systems Evolution Inc. as well.

The Systems Evolution Inc. Texas operating company (“SEI”) was incorporated in 1993 by Robert C. Rhodes as a professional services organization delivering software development and training. On July 27, 2004, SEVI acquired Southwest CMS Technology Services LP and its general partner CMS Associates, LLC ("CMS"). CMS was San Antonio based and provided Microsoft and Novell network integration. On September 23, 2004, SEVI acquired Next Hire Consultants, Inc. (“Next Hire”), Houston based staffing firm providing placement services to the infrastructure engineering industry. Next Hire is a wholly owned operating subsidiary that continues operations. On September 24, 2004, SEVI acquired Duration Software, Inc. (“Duration”), a software development company based in Austin that provided services primarily to State of Texas departments.

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

Marketable Securities - SEVI’s investments in marketable securities consist of stocks traded in the public market, all of which are classified as available for sale. Available for sale securities are recorded at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity. If a decline in market value is determined to be other than temporary, any such gains and losses are recognized in earnings. Realized gains and losses are accounted for on the specific identification method. Purchases and sales are recorded on a trade date basis.

Revenue Recognition - Per SAB Topic 13, the SEVI revenue recognition policy for the Business & Technology division (software development) is to recognize revenue only when: a) a contract has been signed by both SEVI and our client for the project, b) SEVI has delivered development services to the client as defined by the client receiving the work product, c) the project milestone delivered is assigned a fixed price or hourly fee, and d) the client acceptance of the project is reasonably assured.

For the Next Hire division (staffing), SEVI recognizes revenue only upon invoicing which depends upon: a) a signed master services agreement between SEVI and the client, b) delivery of services as defined by a signed client site report or timesheet, c) the client’s hourly rate is defined in the signed master services contract or work order, and d) there is no known client intent to debate the invoice. For the Next Hire division (permanent placement fees), SEVI recognizes revenue when: a) a signed fee agreement is received by SEVI, b) the placement candidate starts at the client, c) the client has provided SEVI with written placement employment parameters (such as salary and benefits) in order to calculate the invoice, and d) payment from client is assured within 30 days.

Billings in excess of costs plus earnings are classified as deferred revenues. On many projects SEVI is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue.

Allowance for Doubtful Accounts - Earnings are charged with a provision for doubtful accounts based on a current review of our ability to collect on those accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Intangibles - Intangibles consists of customer relationships and employment agreements that were acquired in the CMS, Next Hire and Duration acquisitions (see Note 3), and are being amortized over three years.

Goodwill - Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. The carrying amount of goodwill is reviewed whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

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

Fair Value of Financial Instruments - SEVI’s financial instruments consist of cash and cash equivalents, receivables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Loss Per Common Share -Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended May 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income Taxes - The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using anticipated tax rates and laws that will be in effect when the differences are expected to reverse. The realization of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in SEVI’s tax returns.

Stock-Based Compensation - SEVI accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, compensation expense to employees is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. SEVI accounts for stock-based compensation (stock options and warrants) for non-employees, who are not members of our board of directors, at fair value using the Black Scholes option-pricing model. Stock issued directly to employees and non-employees is expensed based on the stock price on the date the shares are earned; which is usually the date issued.

The pro forma information below is based on provisions of Statement of Financial Accounting Standard (“FAS”) No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

	2005	2004
Net loss, as reported	$(6,046,331)	$(2,733,687)
Add: Intrinsic value expense recorded	555,983	183,125
Deduct: total stock-based employee compensation expense determined under fair value based method	(707,161)	(227,000)
Pro forma net loss	$(6,197,509)	$(2,777,562)

Earnings per share:
Basic and diluted - as reported	(0.08)	(0.06)
Basic and diluted - pro forma	(0.08)	(0.06)

The fair value of each option granted is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: no dividend yield and expected volatility of 191% and .001%, respectively, risk-free interest rate of 1.5% and 4.0%, respectively, and expected lives of 5 years.

Comprehensive Income - Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. SEVI’s comprehensive loss was equal to its net loss for all periods presented in these financial statements.

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

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not currently expected to have a material impact on the financial statements of the Company during the calendar year 2006.

Reclassifications - Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Note 2 - Going Concern

The financial statements have been prepared assuming that SEVI will continue as a going concern. SEVI has incurred significant losses the last three fiscal years which raise substantial doubt about SEVI’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should SEVI be unable to continue as a going concern.

The continued support of SEVI’s lenders and stockholders’ is required in order for SEVI to continue as a going concern. Management’s plans to support and grow SEVI’s operations include increasing marketing and sales efforts and obtaining additional equity financing. SEVI’s inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations

Note 3 - Acquisitions

AXP

On March 15, 2004, SEVI completed the acquisition of all the issued and outstanding shares of AXP Technologies, Inc. (“AXP”).  AXP Technologies, Inc., is a Houston based computer and network support company. During the year ended December 31, 2003, 83% of the Company's billings were to two customers. Pursuant to the transaction, SEVI issued 200,000 shares of its common stock valued at $136,000, using the stock price on the date of the merger, and $20,000 cash for 100% of the outstanding common stock of AXP. As of the effective date, AXP became a wholly owned subsidiary of SEVI. The acquisition was accounted for using the purchase method of accounting resulting in an excess purchase price over the fair value of net tangible assets was approximately $155,000 SEVI has allocated the excess purchase price 75% to employment agreements with the two shareholders of AXP and the remaining 25% to customer relationships. Both intangible assets are being amortized over three years.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$13,000
Property and equipment	8,000
Intangibles	156,000
Total assets acquired	177,000

Current liabilities	21,000
Net assets acquired	$156,000

CMS

Effective July 27, 2004, SEVI acquired all the issued and outstanding shares of Southwest CMS Technology Services, LP and its general partner CMS Associates, LLC ("CMS"), a San Antonio based network integration firm. The CMS acquisition adds remote management services to SEVI. SEVI paid $10,000 cash, issued a note payable totaling $40,000 and issued an aggregate of 200,000 shares of SEVI's common stock valued at $104,000 to the owners of CMS. As of the effective date, CMS became a wholly-owned subsidiary of SEVI. The acquisition was accounted for using the purchase method of accounting.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$53,596
Property and equipment	19,443
Other assets	1,643
Intangibles	281,196
Total assets acquired	355,878

Current liabilities	132,519
Long-term liabilities	69,359
Total liabilities acquired	201,878
Net assets acquired	$154,000

Next Hire

Effective September 23, 2004, SEVI purchased all of the outstanding shares of Next Hire Consultants Inc. (“Next Hire”), a Houston based staffing and permanent placement firm. SEVI acquired Next Hire due to the synergy between Next Hire's experience in finding the right people for the job and SEVI’s focus on solving business and technology challenges. SEVI issued the shareholders of Next Hire 400,000 shares of SEVI common stock valued at $40,000.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$16,980
Intangibles	62,315
Total assets acquired	79,295

Current liabilities	26,218
Net assets acquired	$53,077

Duration

Effective September 24, 2004, SEVI acquired all the issued and outstanding shares of Duration Software, Inc. (“Duration”), an Austin based IT consulting firm. SEVI acquired Duration for its custom software development and systems integration skills. SEVI paid the selling stockholders $450,000 cash, issued them $300,000 of SEVI’s non-interest bearing notes due February 1, 2007, and 15,000,000 shares of SEVI common stock valued at $2,250,000. The purchase price allocation is preliminary awaiting a valuation of the assets acquired. As of the effective date, Duration became a wholly-owned subsidiary of SEVI. The acquisition was accounted for using the purchase method of accounting.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$255,294
Property and equipment	26,698
Intangibles	3,044,648
Total assets acquired	3,326,640

Current liabilities	227,546
Long-term liabilities	99,094
Total liabilities acquired	326,640
Net assets acquired	$3,000,000

The consolidated statements of operations in the accompanying financial statements for the years ended May 31, 2005 and 2004 includes the operations of the acquired companies beginning from their respective acquisition dates. The following are unaudited pro forma condensed statements of income for the years ended May 31, 2005 and 2004, as though each of the acquisitions had occurred as of the beginning of each period.

Year ended May 31, 2005

	As reported	CMS	Duration	Next Hire	Pro forma
Revenues	$3,768,687	$ 676,944	$1,440,707	$201,501	$6,087,839
Net income (loss)	$(6,046,331)	$(132,825)	$(56,313)	$(52,735.10)	($6,288,204)

Loss per share	$(0.08)	$ (132,82)	$(16.09)	$(52,735.10)	$($0.09)
Weighted shares outstanding	71,941,358	1,000	3,500	1,000	71,946,858

Year ended May 31, 2004

	As reported	AXP	CMS	Duration	Next Hire	Pro forma
Revenues	$656,676	$204,186	$874,422	2,952,689	$455,939	$5,143,912
Net income (loss)	$(2,733,687)	$1,569	$(37,807)	21,525	$(15,005)	($2,763,405)

Loss per share	$(0.06)	$1.05	$(37.80)	$6.15	$(15.00)	$(0.06)
Weighted shares outstanding	45,559,510	1,500	1,000	3,500	1,000	45,566,510

Note 4 - Furniture and Equipment

Furniture and equipment consisted of the following as of May 31, 2005:

	Estimated useful lives in years
Furniture and office equipment	5 - 7	$42,099
Computer equipment	3 - 5	170,778
Automobiles	5	46,814
		259,691
Less: accumulated depreciation		(132,361)
		$127,330

Note 5 - Intangibles

Customer relationships and employment agreements that were acquired in the acquisitions as of May 31, 2005:

	Estimated useful lives in years
AXP	3	$156,000
CMS	3	281,196
Next Hire	3	62,315
Duration	3	1,813,000
		2,312,511
Less: accumulated amortization and impairment		(650,847)
		$1,661,664

The amortization expense for intangible assets for the years ended May 31, 2005 and 2004 was $546,847 and $12,850, respectively. Future estimated amortization expense is as follows:

Year ended May 31:
2006	$718,837
2007	718,837
2008	223,990

Note 6 - Notes Payable and Long-Term Debt

SEVI had the following debt as of May 31, 2005:

Notes payable related to the acquisition of CMS, payable in four equal installments beginning on October 1, 2004 non-interest bearing, due on July 1, 2005	$10,000
Notes payable related to the acquisition of Duration, payable in three equal installments beginning on February 1, 2005 non-interest bearing, due on February 1, 2007	131,508
Other	7,106
148,615
Less: short-term portion	(82,860)
$65,754

Note 7 - Convertible Notes

During 2005, SEVI issued a total of $3,075,000 in convertible promissory notes pursuant to a private placement. Promissory notes for $1,825,000 are convertible at the holder’s option into SEVI common stock at $0.05 per share, accrue interest at 8% per annum, and have 36,500,000 warrants attached to them. Interest on these notes is payable semi-annually, and the notes mature on August 31, 2007. The warrants were denominated as Series A, B, C, and D warrants. The following table summarizes each series.

Series	Number of shares	Exercise Price	Expiration
A	9,125,000	$0.06	90 days from registration of underlying common shares
B	9,125,000	$0.07	180 days from registration of underlying common shares
C	9,125,000	$0.08	270 days from registration of underlying common shares
D	9,125,000	$0.15	August 31, 2009
Total	36,500,000

Promissory notes for $1,250,000 are convertible at the holders’ option into SEVI common stock at the lesser of 50% of the average of the three lowest trading prices 20 days prior to one day before the holder sends the conversion notice to SEVI or $0.13 per share, accrue interest at 8% per annum, and have 3,750,000 warrants attached to them. The exercise price of the warrants is $0.08 per share. Accrued interest and principal are due at maturity. $500,000 matures on December 30, 2006, $500,000 matures on January 14, 2007, and $250,000 matures on April 28, 2007. The warrants are exercisable for 5 years.

All notes have been discounted for the relative fair value of the warrants issued to the note holders and the beneficial conversion feature. The discount of $2,933,585 will be amortized over the life of the notes. The relative fair values were calculated using the Black-Scholes model. Variables used in the Black-Scholes model include (1) 2.0% risk-free interest rate, (2) expected volatility between 166% and 227% and (3) zero expected dividends.

A summary of the convertible notes at May 31, 2005 is as follows:

Gross proceeds from notes	$3,075,000
Less: Relative value of warrants	(1,790,184)
Less: Beneficial conversion feature	(1,143,400)
Add: Amortization of discounts	658,691
Carrying value of notes payable	$800,107

Placement Agent Warrants - In connection with the $1,825,000 convertible note agreements, SEVI paid cash of $286,616 and issued five-year warrants to two financial consulting firms to purchase an aggregate of 21,900,000 shares of common stock, 10,950,000 exercisable at $0.05 per share, 2,737,500 exercisable at $0.06 per share, 2,737,500 exercisable at $0.07 per share, 2,737,500 exercisable at $0.08 per share, and 2,737,500 exercisable at $0.15 per share. The fees are recorded at fair value of $4,738,395 as deferred financing costs and will be amortized over the life of the loans using the straight-line method. The fair values were calculated using the Black-Scholes model. Variables used in the Black-Scholes model include (1) 2.0% risk-free interest rate, (2) expected volatility of 181% and (3) zero expected dividends.

In connection with the $1,250,000 convertible note agreements, SEVI paid cash of $91,852 and issued five-year warrants to two financial consulting firms to purchase an aggregate of 6,975,000 shares of common stock, exercisable at $0.08 per share. The fees are recorded at fair value of $515,400 as deferred financing costs and will be amortized over the life of the loans using the straight-line method. The fair values were calculated using the Black-Scholes model. Variables used in the Black-Scholes model include (1) 2.0% risk-free interest rate, (2) expected volatility of 156% and (3) zero expected dividends.

Note 8 - Common Stock

During the year ended May 31, 2005:

·	SEVI sold 402,719 shares of common stock to third parties for $124,840.

·	SEVI received $2,250 cash for the exercise of 10,059,868 warrants.

·	SEVI issued 2,080,580 shares of common stock for payment of debt and interest.

·	SEVI acquired equipment in exchange for 100,000 shares of common stock valued at $52,070. The purchase was valued using the stock price on the date the shares were issued.

·
SEVI issued 200,000 shares of common stock in connection with the acquisition of CMS, 400,000 shares of common stock in connection with the acquisition of Next Hire and 15,000,000 shares of common stock in connection with the acquisition of Duration (see note 3).

·	SEVI issued 1,941,815 shares of common stock to consultants resulting $274,745 in non-cash expense. The expense was calculated using the stock price on the date the shares were issued.

During the year ended May 31, 2004:

·	SEVI issued 8,000,000 shares of common stock to four consultants resulting $1,820,000 in non-cash expense. The expense was calculated using the stock price on the date the shares were issued.

·
SEVI issued 1,000,000 shares of common stock as compensation to its new Chief Operating Officer for signing an employment agreement with SEVI resulting in $200,000 of non-cash expense based on the stock price on the date issued.

·
SEVI sold 887,096 shares of common stock to a third party for $275,000. These proceeds were used to pay off a note payable totaling $275,000 (see note 5). In addition, SEVI sold 290,129 shares of common stock for proceeds totaling $89,940. These shares have not been issued; therefore, $89,940 is included in accrued expenses in the accompanying balance sheet as of May 31, 2004.

·	SEVI issued 200,000 shares of common stock in connection with the acquisition of AXP (see note 3).

·	SEVI issued 80,000 shares of common stock to three employees resulting in non cash compensation expense totaling $24,800 based on the stock price on the date issued.

Subsequent to May 31, 2005:

·
In July 2005, SEVI issued 6,369,189 shares of common stock per a board resolution to offer restricted SEVI shares in exchange for all vested options in a one for one exchange (one vested option for one restricted SEVI share) as of May 31, 2005 and still employed by the company as of June 30, 2005. SEVI received a signed agreement from all option holders in order to receive the Share Grant that stipulates that the Holder agrees to give up all un-vested options; these agreements amended all employment contracts then in force as of May 31, 2005. The expense related to this transaction is approximately $127,000.

·	In July 2005, SEVI issued 300,000 shares of common stock to directors of the company as of December 31, 2004.

Note 9 - Stock Options

At May 31, 2003, SEVI had one plan, the 2000 Employee stock option plan. All options under the 2000 plan have been exercised or expired as of May 31, 2004. During fiscal 2004, SEVI created the 2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan. Under the 2003 Plan, the total number of shares of common stock that may be granted is 20,000,000. Previously, SEVI had granted a total of 13,140,000 options with exercise prices of $0.05 to $0.25 per share to vest over 48 months, and the maximum option term was ten years. All unvested options were cancelled on May 31, 2005 and SEVI agreed to issue shares of stock for all vested options on a 1-for-1 basis. During the first quarter of fiscal 2006, SEVI issued 6,369,189 shares of common stock to the option holders. Per paragraph 48 of SFAS 123, none of our options granted are affected or vest according to market conditions. The following table summarizes stock option activity for the years ended May 31, 2005 and 2004:

	2005		2004
Number of Shares		Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	13,140,000	$0.12	3,000	$0.31

Granted	3,235,855	$0.12	13,140,000	0.12

Expired or cancelled	(10,006,666)	0.12	(3,000)	0.31

Balance at end of year	6,369,189	$-	13,140,000	$0.12

The weighted average grant-date fair value of options granted during 2005 and 2004 was $0.26 and $0.27 per share, respectively.

Note 10 - Warrants

In connection with the issuance and placement of convertible note agreements, SEVI issued 71,375,000 warrants. The following table summarizes warrant activity for the years ended May 31, 2005 and 2004:

	2005		2004
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance at beginning of year	-	$-	-	$-
Granted	71,375,000	0.06	-	-
Exercised	(13,906,521)	0.04	-	-
Expired	-	-	-	-
Balance at end of year	57,468,479	$0.07	-	$-

The weighted average grant-date fair value of options granted during 2005 was $0.29 per share.

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Outstanding Shares at May 31, 2005	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at May 31, 2005	Weighted Average Exercise Price
$ 0.05	10,243,479	4 years	$ 0.05	10,243,479	$ 0.05
$ 0.06	9,125,000	3 months	$ 0.06	9,125,000	$ 0.06
$ 0.07	9,125,000	6 months	$ 0.07	9,125,000	$ 0.07
$ 0.08	28,975,000	4.5 years	$ 0.08	28,975,000	$ 0.08

Note 11 - Income Taxes

SEVI has incurred net losses for the last four years and, therefore, has no tax liability as of May 31, 2005. The net deferred tax asset generated by loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately 5,770,282 at May 31, 2005, and will expire in various years through 2025.

Components of deferred tax assets and liabilities at May 31, 2005 are as follows:

2005
Deferred tax assets:
Net operating losses	$5,437,282
Less: valuation allowance	(5,437,282)
Net deferred tax asset	$-

Note 12 - Commitments and Contingencies

SEVI has three operating leases for office space. In Houston, the average monthly rent payment is $8,180 for 48 months expiring December 31, 2009. In Austin, the average monthly rent payment is $6,068 expiring on May 12, 2010. In San Antonio, the average monthly rent payment is $2,289 expiring on October 31, 2007.

Total rental expense for the years ended May 31, 2005 and 2004 was approximately $124,879 and $39,000, respectively.

SEVI has entered into employment agreements with key employees Robert C. Rhodes, Richard N. Hartmann, Rich L. Steinle, and Bob C. Johnson. All agreements are three years in length and the aggregate annual amount for these agreements is $560,000. If SEVI terminates the agreements, a severance payment of one (1) year’s salary is required to the employee.

Note 13 - Concentration of Credit Risk

Financial instruments that potentially subject SEVI to concentration of credit risk are accounts receivable. SEVI performs ongoing credit evaluations as to the financial condition of its customers.

For the years ended May 31, 2005 and 2004, six customers accounted for approximately 34% and 74%, respectively, of total revenues.

Note 14 - Segment Information

Reportable segments are based on internal organizational structure and are comprised of the Business & Technology division (“B&T”) or the Next Hire Consultants (“NHC”) division. The B&T division provides high-end, value-added software development services and the NHC division provides contract staff and permanent placement services.

Segment financial information is summarized as follows:

	B&T	NHC	Corporate and other	Total
2005
Revenue	3,316,597	445,836	6,254	$3,768,687
Depreciation and amortization	18,308	13,848	576,443	608,599
Interest expense	3,598	940	2,210,653	2,215,191
Net income (loss)	(318,855)	(29,760)	(5,697,716)	$(6,046,331)
Total assets	2,462,558	48,467	5,689,229	8,200,254
Expenditures for long-lived assets	-	-	34,988	34,988

2004
Revenue	646,997	-	9,679	$656,676
Depreciation and amortization	-	-	23,936	23,936
Interest expense	-	-	-	-
Net income (loss)	7,075	-	(2,740,762)	$(2,733,687)
Expenditures for long-lived assets	-	-	11,948	11,948

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 30, 2004, our Board of Directors dismissed Malone & Bailey, PC as our independent public accountants. We retained the services of Lopez, Blevins, Bork & Associates, L.L.P. as independent public accountants to audit our consolidated financial statements for the year ending May 31, 2004.

In connection with the audit of our financial statements, and in the subsequent interim period, there were no disagreements with Malone & Bailey, PC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey, PC would have caused Malone & Bailey, PC to make reference to the matter in their report.

Lopez, Blevins, Bork & Associates, L.L.P. (“LBB") resigned on April 13, 2005 as Systems Evolution, Inc.’s independent auditors. LBB’s audit report dated August 24, 2004 on Systems Evolution Inc.'s balance sheet of as of May 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that the report indicated that Systems Evolution Inc. has suffered recurring losses and its need to raise additional capital that raise substantial doubt about its ability to continue as a going concern.

In connection with the audit of Systems Evolution's financial statements, and in the subsequent interim period, there were no disagreements with LBB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of LBB, would have caused LBB to make reference to the matter in their report. Systems Evolution Inc. has requested LBB to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. Malone & Bailey, PC was re-engaged on April 13, 2005 as Systems Evolution Inc.'s independent registered public accountants to audit the financial statements of Systems Evolution Inc. The decision to change accountants was approved by the Board of Directors.

Malone & Bailey, PC was previously engaged to audit Systems Evolution’s financial statements for each of the years ended May 31, 2004 and 2003, and their audit report was dated July 15, 2004. Systems Evolution had originally changed to LBB to follow a resigning partner who left Malone & Bailey to co-found LBB on August 1, 2004. Systems Evolution hired LBB on August 20, 2004. That partner has subsequently left that firm so Systems Evolution returned to Malone & Bailey, PC.

During the period from August 20, 2004 through April 13, 2005, neither Systems Evolution nor anyone on its behalf consulted with Malone & Bailey regarding either the application of accounting principles to a specified transaction, either completed or proposed, nor has Malone & Bailey provided to Systems Evolution a written report or oral advice regarding such principles or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with Systems Evolution Inc.'s former accountant.

ITEM 8A - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, Robert Rhodes, is primarily responsible for the accuracy of the financial information that is presented in this Annual Report. Mr. Rhodes has as of the close of the period covered by this Annual Report, evaluated SEVI's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to him during the period covered by this Annual Report. Since his evaluation, no changes were made to the Company's internal controls or in other factors that could significantly affect these controls

SEVI 10-KSB.doc Page of

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT

Our executive officers and directors, and their ages and positions as of May 31, 2005 are as follows:

Name	Age	Position
Robert C. Rhodes	37	Chairman of the Board and Chief Executive Officer
Richard N. Hartmann	48	President and Chief Operating Officer
Richard L. Steinle	34	Vice President — B&T
Bob C. Johnson	40	Vice President — NHC
John B. Dewberry	80	Director Chairman of the Audit Committee
Patrick L. Anderson	41	Director Chairman of the Compensation Committee

Robert C. Rhodes has served as Chairman of the Board and Chief Executive Officer since September 9, 2004. Prior to his employment with SEVI, Mr. Rhodes held positions at the BSG Alliance/IT from May 1993 till June 1993 and Software Integration Consulting Group from July 1993 till November 1993. In November 1993 he founded our Texas operating corporation, which at that time made extensive use of mentoring and training techniques to advance consulting services for knowledge transfer and the implementation of technical architecture.

Richard N. Hartmann has served as the Chief Operating Officer for SEVI since January 1, 2004 and President since August 15, 2004. Mr. Hartmann has managed technology based organizations for twenty-five years with experience that spans large systems integrators to technology start-ups. Mr. Hartmann held a variety of positions with the Unisys Corporation including direct sales, branch and district management as well as regional marketing management. He leveraged that experience to help launch new business initiatives at PowerCerv and Austin Software Foundry in positions growing from regional manager to Executive Vice President and Chief Operating Officer. Most recently, from July 1999 through December 2003, he was Managing Director of Noblestar, a consulting firm focused on delivering software engineering services such as IBM’s Rational Unified Process®, headquartered in Reston, Virginia.

Richard L. Steinle serves as the Vice President of Operations. Prior to his employment with SEVI upon Duration’s acquisition by SEVI on September 24, 2004, Mr. Steinle held management positions at Duration Software, Inc., which he joined in May 1999 and where he served as Chief Operating Officer. Prior thereto Mr. Steinle held management positions at Anderson Consulting (now Accenture) in the State and Provincial Government practice from June 1993 till May 1999. Mr. Steinle is responsible for solution delivery in the Business & Technology Division as well as corporate operations and assimilation as SEVI pursues its acquisition strategy.

Bob C. Johnson serves as Vice President of Next Hire Consultants, Inc. (a wholly owned subsidiary of SEVI). Mr. Johnson founded Next Hire in April 2002 before its acquisition by SEVI in September 2004. Prior to Next Hire, Mr. Johnson founded TECH/DATA Recruiters, Inc. in June 1995 as President, focused on permanent placement of IT and engineering. Other prior employment included management of four recruiting offices for MAGIC from July 1989 till May 1995, which focused on staffing and permanent placement of employees in engineering personnel.

John B. Dewberry, CPA, has served as Director for Systems Evolution Inc. since January 1995. Mr. Dewberry's long career in public accounting spans back to 1945 and include private businesses as well as public accounting practice. Early in his career, Mr. Dewberry was Chief Accountant at Western Gear Works. Mr. Dewberry then joined public accountants Peat Marwick Mitchell. From 1960 to the present, Mr. Dewberry has had a solo public accounting practice.

Patrick L. Anderson (CPD/A, CPD/P, CSD, CSI, CSTI, MCP, MCT) has served as a Director since January 2003, and worked at SEVI as Vice President from November 2001 till May 2004. With over twenty years of experience in the software industry, Mr. Anderson’s technical vision has helped clients maximize the return on investment for their projects, and his knowledge of Internet-based architecture has produced successful enterprise solutions. Prior to working with SEVI, Mr. Anderson worked for the office of the CTO of SilverStream Software, Inc. (a software firm that delivered a J2EE application server from its inception till June 2002 when it was acquired by Novell) from May 1998 to November 2001, where he was a systems architect and project troubleshooter.

Family Relationships

There are no family relationships between or among the executive officers and directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors, executive officers and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the company and on written representations from certain reporting persons, we believe that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements

Compensation Committee

  Our compensation committee sets the compensation for our executive management, including our CEO, president, and board members. Our compensation committee consists of Mr. Anderson, Chairman, and Mr. Dewberry.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other duties, it:

✓	Evaluates our independent auditors' qualifications, independence and performance;
✓	Determines the engagement of the independent auditors;
✓	Approves the retention of our independent auditors to perform any proposed permissible non-audit services;
✓	Reviews our financial statements;
✓	Reviews our critical accounting policies and estimates;
✓	Oversees our internal audit function;
✓	And discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements.

The current members of our audit committee are Messrs. Anderson and Dewberry, who is the committee Chairman. The Board of Directors has determined that Mr. Dewberry qualifies as an audit committee “financial expert” under the rules of the Securities and Exchange Commission.

We are reviewing a proposed corporate code of conduct, which would provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. The corporate code of conduct would include a code of ethics for our officers and employees as to workplace conduct, dealings with customers, and compliance with laws, improper payments, conflicts of interest, insider trading, SEVI confidential information, and behavior with honesty and integrity.

Term of Office

The directors named above will serve until the next annual meeting of our shareholders. Officers hold their positions at the pleasure of the Board of Directors, subject to the terms of any employment agreements.

ITEM 10 - EXECUTIVE COMPENSATION

Management Compensation

The following table contains information concerning compensation earned by our Management as of the end of Fiscal Year 2005.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Awards Securities Underlying Options/SARs (#)	All other Compensation
Robert C. Rhodes, CEO	2005	$133,333	$		2,083,334 (1)	$0
	2004	$79,953 (2)		$50,000	1,666,667	$0
Richard N. Hartmann, COO	2005	$108,333		$0	1,458,334	$0
	2004	$44,057 (3)		$0	2,166,667	$0
Richard L. Steinle, VP	2005	$79,163 (4)		$0	168,619	$0
	2004	$0		$0	0	$0
Bob Johnson, VP	2005	$91,226 (5)		$0	225,000	$0
	2004	$0		$0	0	$0

(1) The Board of Directors eliminated all stock options effective May 31, 2005 and provided a stock grant for all vested options as inducement for all option holders to relinquish all remaining non vested options.

(2) On July 1, 2004, SEVI entered into an employment agreement retroactively effective as of January 1, 2004 with Mr. Rhodes that provided for an annual base salary of $200,000 and bonus of $125,000. Any termination of the employment agreement requires a severance payment of one year’s salary to the employee. The term of this agreement was three (3) years.

(3) On January 1, 2004, SEVI entered into an employment agreement with Mr. Hartmann that provided for an annual base salary of $150,000 and bonus of $100,000.  Any termination of the employment agreement requires a severance payment of one year’s salary to the employee. The term of this agreement was three (3) years.

(4) On September 24, 2004, SEVI entered into a definitive agreement to purchase Duration Software, Inc. and a thirty six month employment contract with Mr. Steinle, commencing September 23, 2004. This agreement provides for a base annual salary of $110,000, an annual bonus opportunity of $45,000. This contract may be terminated by SEVI for any reason provided that if such termination occurs within the 1st year of the contract, SEVI shall continue to pay Mr. Steinle for 12 months and if terminated thereafter SEVI shall continue to pay for 6 months.

(5) On September 23, 2004, SEVI entered into a definitive agreement to purchase Next Hire Consultants and a thirty six month employment contract with Mr. Johnson, commencing September 27, 2004. Mr. Johnson will retain all rights to a frozen copy of the “Next Hire” game and SEVI will have a “universal user” license. This agreement provides for a base annual salary of $100,000. This contract may be terminated by SEVI for any reason provided that if such termination occurs within the 1st year of the contract, SEVI shall continue to pay Mr. Johnson for 12 months and if terminated thereafter SEVI shall continue to pay for 6 months.

Option/SAR Grants in 2005
Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Robert C. Rhodes	2,083,334	31	0.02
Richard N. Hartmann	1,458,334	22	0.02
Richard L. Steinle	168,619	3	0.02
Bob Johnson	225,000	3	0.02

Board Compensation

Directors who do not perform service substantially full-time for SEVI receive no retainer (including Mr. Dewberry and Mr. Anderson), but they receive a fee for each Board or committee meeting of $500. We reimburse directors for their reasonable out-of-pocket expenses with respect to board meetings and other SEVI business.  Our Chairman, Mr. Rhodes, is the only director who performs service full-time for SEVI.

Directors who are not SEVI officers also participate in the 2003 Plan. Under the 2003 Plan, 100,000 shares of our common stock are granted to each non-employee director on the date such director is for the first time elected or appointed to the Board of Directors and vest upon each annual anniversary thereafter. Thereafter, each such director is automatically granted 100,000 shares on the date of each annual stockholders meeting provided that such shares shall be reduced by that portion of the prior twelve-month period in which a director was not a SEVI director.

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
Name & Address of Beneficial Owner (1)	Current stock Holdings	Current options Controlled	Percentage Of Total
Management
Robert C. Rhodes 3331 Summer Bay Drive Sugar Land, Texas 77478	29,261,334	0	35.5%
Richard N. Hartmann 13417 Overland Pass Austin, Texas 78736	2,458,334	0	3.0%
Bob C. Johnson 12003 McKinney Falls Sugar Land, Texas 77478	625,000	0	0.8%
Richard L. Steinle 7012 Wandersing Oak Road Austin, Texas 78749	3,125,719	0	3.8%
Directors
John B. Dewberry 5627 Greencraig Dr, Houston, Texas 77035-5523	100,000	0	0.1%
Patrick L. Anderson 1007 Tigris Lane Houston, Texas 77090	6,563,094	0	8.0%
All Executive Officers and Directors as a group (4 persons): 42,133,481

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13 - EXHIBITS

3.1	Articles of Incorporation. Incorporated by reference to Exhibit 1 to the SEVI Form 10-SB, filed with the Securities and Exhcange Commission (the "Commission") on January 22, 2001.
3.11	Amendment to Articles of Incorporation, filed October 5, 2004. Incorporated by reference to Exhibit 3.11 to SEVI's Amended Quarterly Report on Form 10-QSB, filed with theCommission on November 10, 2004.
3.2	By-Laws. Incorporated by reference to Exhibit 2 to SEVI’s Form 10-SB, filed with the Commission on January 22, 2001.
4.1
Form of 8% Convertible Promissory Note due August 31, 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.  Incorporated by reference to Exhibit 4.1 to SEVI’s Registration Statement on Form S-8, filed with the Commission on December 31, 2003.

4.2	Note and Warrant Purchase Agreement dated as of August 31, 2004 by and among Systems Evolution, Inc. and the Purchasers related to the sale of the Notes and Warrants. Incorporated by reference to Exhibit 4.2 to SEVI’s Current Report on Form 8-K, filed with the Commission on September 15, 2004.
4.3	Form of 8% Convertible Promissory Note due August 31, 2007 issued by Systems Evolution, Inc. to the Purchasers under the Note and Warrant Purchase Agreement, dated August 31, 2004. Incorporated by reference to Exhibit 4.3 to SEVI’s Current Report on Form 8-K, filed with the Commission on September 15, 2004.
4.4	Form of Series A Warrant issued to the Purchasers under the Note and Warrant Purchase Agreement, dated August 31, 2004. Incorporated by reference to Exhibit 4.4 to SEVI’s Current Report on Form 8-K, filed with the Commission on September 15, 2004.
4.5	Form of Series B Warrant issued to the Purchasers under the Note and Warrant Purchase Agreement, dated August 31, 2004. Incorporated by reference to Exhibit 4.5 to SEVI’s Current Report on Form 8-K, filed with the Commission on September 15, 2004.
4.6	Form of Series C Warrant issued to the Purchasers under the Note and Warrant Purchase Agreement, dated August 31, 2004. Incorporated by reference to Exhibit 4.6 to SEVI’s Current Report on Form 8-K, filed with the Commission on September 15, 2004.
4.7	Form of Series D Warrant issued to the Purchasers under the Note and Warrant Purchase Agreement, dated August 31, 2004. Incorporated by reference to Exhibit 4.7 to SEVI’s Current Report on Form 8-K, filed with the Commission on September 15, 2004.
4.8	Securities Purchase Agreement dated as of December 30, 2004 by and among Systems Evolution, Inc. and the Purchasers related to the sale of the Callable Secured Convertible Notes due December 31, 2006, and Warrants. Incorporated by reference to Exhibit 4.8 to SEVI’s Current Report on Form 8-K, filed with the Commission on January 3, 2005.
4.9	Form of 8% Callable Secured Convertible Note due December 31, 2006, issued by Systems Evolution, Inc. to the Purchasers under the Securities Purchase Agreement, dated December 30, 2004. Incorporated by reference to Exhibit 4.9 to SEVI’s Current Report on Form 8-K, filed with the Commission on January 3, 2005.
4.10	Form of Warrant issued to the Purchasers under the Securities Purchase Agreement, dated December 30, 2004. Incorporated by reference to Exhibit 4.10 to SEVI’s Current Report on Form 8-K, filed with the Commission on January 3, 2005.
10.1	Mining Lease, between the City of Wallace and SEVI, dated December 8, 1987. Incorporated by reference to Exhibit 3 to SEVI’s Form 10-SB, filed with the Commission on January 22, 2001.
10.2	Agreement and Plan of Reorganization, dated September 4, 2003, between SEVI and Robert C. Rhodes. Incorporated by reference to Exhibit A to SEVI’s current Report on Form 8-K, filed with the Commission on September 10, 2003.
10.3	Asset Purchase Agreement, dated February 27, 2004, by and between SEVI and AXP Technologies, Inc. and its shareholders. Incorporated by reference to Exhibit 99.1 to SEVI’s Current Report on Form 8-K, filed with the Commission on March 26, 2004.
10.4	Registration Rights Agreement dated as of August 31, 2004 by and among Systems Evolution, Inc. and the Purchasers under the Note and Warrant Purchase Agreement, dated August 31, 2004. Incorporated by reference to Exhibit 10.4 to SEVI’s Current Report on Form 8-K, filed with the Commission on September 15, 2004.
10.5	Lock-Up Agreement, dated as of August 31, 2004, by and among Systems Evolution, Inc. and Robert C. Rhodes, Richard N. Hartmann, Willie A. Jackson, Jr. and Patrick L. Anderson. Incorporated by reference to Exhibit 10.5 to SEVI’s Current Report on Form 8-K, filed with the Commission on September 15, 2004.
10.6	Acquisition Agreement, dated August 30, 2004, by and among SEVI, Systems Evolution, Inc., a Texas corporation, Duration Software Inc. and the stockholders of Duration Software, Inc. Incorporated by reference to Exhibit 10.6 to SEVI’s Current Report on Form 8-K, filed with the Commission on September 30, 2004.
10.7	Acquisition Agreement, dated as of July 1, 2004, by and among Systems Evolution, Inc., a Texas corporation, SEVI and Southwest CMS Technology Services LP and its owners. Incorporated by reference to Exhibit 10.7 to SEVI’s Quarterly Report on Form 10-QSB, filed with the Commission on October 20, 2004.
10.8	Employment Agreement, dated as of January 1, 2004, between Systems Evolution, Inc. and Robert C. Rhodes. Incorporated by reference to Exhibit 10.8 to SEVI’s Registration Statement on Form SB-2, filed with the Commission on January 5, 2005.
10.9	Employment Agreement, dated as of January 1, 2004, between Systems Evolution, Inc. and Richard N. Hartman. Incorporated by reference to Exhibit 10.9 to SEVI’s Registration Statement on Form SB-2, filed with the Commission on January 5, 2005.
10.10	Amendment No. 1, dated as of October 9, 2004, to Registration Rights Agreement, dated as of August 31, 2004, and 8% Convertible Promissory Notes due August 31, 2007. Incorporated by reference to Exhibit 10.10 to SEVI’s Registration Statement on Form SB-2, filed with the Commission on January 5, 2005.
10.11	Amendment No. 2, dated as of November 8, 2004, to Registration Rights Agreement, dated as of August 31, 2004, and 8% Convertible Promissory Notes due August 31, 2007. Incorporated by reference to Exhibit 10.11 to SEVI’s Registration Statement on Form SB-2, filed with the Commission on January 5, 2005.
10.12	Factoring Agreement, dated October 15, 2004, between Systems Evolution, Inc. and Allied Capital Partners, L.P. Incorporated by reference to Exhibit 10.12 to SEVI’s Registration Statement on Form SB-2, filed with the Commission on January 5, 2005.
10.13	Registration Rights Agreement dated as of December 30, 2004 by and among Systems Evolution, Inc. and the Purchasers under the Securities Purchase Agreement, dated December 30, 2004. Incorporated by reference to Exhibit 10.13 to SEVI’s Current Report on Form 8-K, filed with the Commission on January 3, 2005.
10.14	Security Agreement dated as of December 30, 2004 by and among Systems Evolution, Inc. and the Purchasers under the Securities Purchase Agreement, dated December 30, 2004. Incorporated by reference to Exhibit 10.14 to SEVI’s Current Report on Form 8-K, filed with the Commission on January 3, 2005.
10.15	Intellectual Property Security Agreement dated as of December 30, 2004 by and among Systems Evolution, Inc. and the Purchasers under the Securities Purchase Agreement, dated December 30, 2004. Incorporated by reference to Exhibit 10.15 to SEVI’s Current Report on Form 8-K, filed with the Commission on January 3, 2005.
10.16	Guarantee and Pledge Agreement, dated as of December 30, 2004, among Systems Evolution, Inc.; Robert C. Rhodes, Richard N. Hartmann, Willie A. Jackson, Jr. and Patrick L. Anderson, as Pledgors; and the Holders of the 8% Convertible Promissory Notes due August 31, 2007, and of the 8% Callable Secured Convertible Notes due December 31, 2006, as Pledgees. Incorporated by reference to Exhibit 10.16 to SEVI’s Current Report on Form 8-K, filed with the Commission on January 3, 2005.
10.17	Employment Agreement, dated as of August 2,2004, between Systems Evolution, Inc. and Willie A. Jackson. Incorporated by reference to Exhibit 10.17 of SEVI’s Amendment No. 2 to this Registration Statement, filed with the Commission on June 7, 2005.
21	Subsidiaries of Registrant. Incorporated by reference to Exhibit 21 to SEVI’s Registration Statement on Form SB-2, filed with the Commission on January 5, 2005.
31	Certification of Robert C. Rhodes Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Robert C. Rhodes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the amount of fees billed by the Company's independent registered public accountants, Malone & Bailey PC located at 2925 Briarpark, Suite 930, Houston, Texas 77042, for the years ended May 31, 2005 and 2004:

	2005	2004
Audit related fees	$68,000	$17,000
Tax fees	0	0
All other fees	0	0

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

Systems Evolution Inc. (Registrant)

By: /s/ Robert C. Rhodes

Robert C. Rhodes
Chief Executive Officer

By: /s/ Robert C. Rhodes

Robert C. Rhodes
Chief Financial Officer

Dated:  October 13, 2005

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                Title                           Date

                        Chairman of the Board,
                        Director,
                        Chief Executive Officer,
/s/ Robert C. Rhodes                         Chief Financial Officer              10/13/2005

Robert C. Rhodes

/s/ John B. Dewberry                         Director                        10/13/2005

John B. Dewberry

/s/ Patrick L. Anderson                        Director                        10/13/2005

Patrick L. Anderson

Exhibit Index

Exhibit Number	Description
31	Certification of Robert C. Rhodes Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Robert C. Rhodes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.