Form 10QSB
period 2005-08-31
SYSTEMS EVOLUTION INC
filed 2005-10-27
CIK 104375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB QUARTERLY REPORT

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2005

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

(1) ☒ Yes ☐ No

(2) ☒ Yes ☐ No

The number of shares of issuer's Common Stock outstanding as of October 27, 2005:
94,253,114 shares

SYSTEMS EVOLUTION INC.
INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTERLY PERIOD ENDED August 31, 2005

PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Consolidated Financial Statements
a.	Consolidated Balance Sheet as of August 31, 2005 (Unaudited)
b.	Consolidated Statements of Operations for the Three Months Ended August 31, 2005 and 2004 (Unaudited)
c.	Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2005 and 2004 (Unaudited)
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

SYSTEMS EVOLUTION, INC.
CONSOLIDATED BALANCE SHEET
August 31, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$6.300
Accounts receivable, net of allowance for doubtful accounts of $23,341	379,445
Unbilled revenue	455,935
Prepaid expenses and other current assets	60,406
Total Current Assets	902,086

Deferred financing cost, net of $1,890,072 accumulated amortization	3,742,191
Other assets	14,694
Furniture and equipment, net of accumulated depreciation of $147,649	127,926
Goodwill	1,231,648
Intangibles, net of $830,556 amortization and impairment	1,481,955
TOTAL ASSETS	$7,500,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$401,236
Accrued expenses	345,742
Deferred revenue	5,342
Notes payable	60,490
Notes payable - related parties	10,000
Total Current Liabilities	822,810

Convertible note, net	1,090,763
Long-term debt - related parties	134,494
Total Liabilities	2,048,067

STOCKHOLDERS' EQUITY
Common stock, no par value, 750,000,000 shares authorized, 89,133,114 shares issued and outstanding	15,656,465
Accumulated deficit	(10,204,032)
Total Stockholders' Equity	5,452,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,500,500

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended August 31, 2005 and 2004

	Three Months Ending August 31,
	2005	2004

Revenues	$1,355,388	$232,629

Cost of Goods Sold	498,240	-

Gross Profit	857,148	232,629

Operating Expenses:
Payroll and related costs	1,009,826	303,865
General, administrative, and selling	160,294	1,655,631
Depreciation & amortization	194,996	28,150
Total operating expenses	(1,365,116)	(1,987,646)
Operating loss	(507,968)	(1,755,017)

Interest income	1,111
Interest expense	(888,640)	(11,947)
Other costs	(370)	-

Net loss	$(1,395,867)	$(1,766,964)

Basic and diluted loss per share	$(0.02)	$(0.03)

Basic and diluted weighted average shares outstanding	86,381,546	54,637,571

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2005 and 2004

		2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,395,867)	(1,766,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		194,996	28,150
Amortization of discount on notes payable		290,657
Amortization of deferred financing costs		494,656
Shares issued for services		165,403	137,000
Stock options and warrant expense		-	1,387,550
Bad debt expense		-	13,627
Changes in:
Accounts receivable		(59,833)	(20,210)
Prepaid expenses and current assets		31,780	(22,684)
Other assets		(5,722)	-
Accounts payable		116,262	226,558
Accrued expenses		103,397	(26,136)
NET CASH USED IN OPERATING ACTIVITIES		(64,271)	(43,079)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in CMS acquisition, net of $10,000 paid		-	3,723
Purchase of equipment		(2,500)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES		(2,500)	3,723

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt - related parties		17,011
Repayment of notes payable and long-term debt		(10,000)	(14,943)
Proceeds from notes payable and long-term debt		-	22,527
Common stock issued for cash		-	12,250
NET CASH PROVIDED BY FINANCING ACTIVITIES		7,011	19,834

NET CHANGE IN CASH		(59,760)	(19,522)
- Cash, beginning of period		$66,060	(19,522)
- Cash, end of period		$6,300	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$		$11,947
Taxes paid		-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of CMS		$-	$104,000
Common stock issued for computer equipment		-	52,070

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Systems Evolution Inc. ("SEVI") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the SEVI's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the 10-KSB have been omitted.

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

Reclassifications.  Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - STOCK BASED COMPENSATION

SEVI accounts for stock-based compensation under the intrinsic value method. Under this method, SEVI recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if SEVI had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended August 31, 2005 and 2004:

	Three Months Ending August 31,
	2005	2004

Net loss as reported	$(1,395,867)	$(1,766,964)
Add: intrinsic value expense recorded	-	277,550
Deduct: total stock-based employee compensation expense determined under fair value based method	-	(426,568)
Pro forma net loss	$(1,395,867)	$(1,915,982)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.03)
Pro forma	(0.02)	(0.04)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is from 181% to 781% and (4) zero expected dividends.

NOTE 3 - CONVERTIBLE NOTES

During 2005, SEVI issued a total of $3,075,000 in convertible promissory notes pursuant to a private placements. In connection with these notes, SEVI issued a total of 40,250,000 warrants attached to the notes.  The notes have been discounted for the relative fair value of the warrants and beneficial conversion features.  All discounts will be amortized over the life of the notes.  The relative fair values were calculated using the Black-Scholes model.  Variables used in the Balck-Scholes model include (1) 2.0% risk-free interest rate, (2) expected volatility between 166% and 227% and (3) zero expected dividends.

A summary of the convertible notes at August 31, 2005 is as follows:

Gross proceeds from notes	$3,075,000
Less: Relative value of warrants	(1,790,185)
Less: Beneficial conversion feature	(1,143,400)
Add: Amortization of discounts	949,348
Carrying value of note on August 31, 2005	$1,090,763

NOTE 4 - COMMON STOCK

During the three months ended August 31, 2005, SEVI issued the following shares:

•
In July 2005, SEVI issued 6,369,691 shares per a board resolution to offer restricted SEVI shares in exchange for all vested options in a one for one exchange (one vested option for one restricted SEVI share) as of May 31, 2005 and still employed by the company as of June 30th, 2005. SEVI received a signed agreement from all option holders in order to receive the Share Grant that stipulates that the Holder agrees to give up all un-vested options; these agreements amended all employment contracts then in force as of May 31, 2005.

•	In July 2005, SEVI issued 300,000 shares to directors of the company as of December 2004.

During the three months ended August 31, 2004, SEVI issued the following shares:

•	32,258 shares of common stock sold for proceeds totaling $10,000.
•
2,250,000 shares of common stock to H.C. Wainwright and 1st SB related to the exercise of warrants. The warrants were issued and exercised during the quarter at a exercise price of $.001 per share resulting in $1,110,000 of compensation expense being recorded based on the fair value of the warrants and cash received of $2,250.

•
200,000 shares of common stock to 8 consultants and 20,000 shares to an employee. The company recorded consulting expense totaling $137,000 based on the fair market value on the date issued (earned). Fair market value was determined by using the stock price on the date issued.

•	200,000 shares of common stock valued at $104,000 as consideration for the acquisition of CMS.
•	100,000 shares of common stock in exchange for equipment. The shares were valued at $52,070 using the stock price on the date that the equipment was acquired.

Subsequent to August 31, 2005:

•	In September 2005, SEVI issued 5,120,000 shares in exchange for the conversion of a $250,000 of convertible promissory notes.

NOTE 5 - ACQUISITIONS

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

The consolidated statements of operations in the accompanying financial statements includes the operations of the acquired companies beginning from their respective acquisition dates. The following are unaudited pro forma condensed statements of income for the three months ended August 31, 2004, as though each of the acquisitions had occurred as of the beginning of the period.

	As reported	CMS	Next Hire	Duration	Pro forma
Revenues	232,629	211,171	83,454	868,535	1,395,789
Net gain (loss)	(1,766,964)	(11,863)	3,783	341,804	(1,433,240)

Loss per share	(0.03)	(11.86)	1.08	341.80	(0.03)
Weighted shares outstanding	54,637,571	1,000	3,500	1,000	54,643,071

NOTE 6 - SEGMENT INFORMATION

Reportable segments are based on internal organizational structure and are comprised of the Business & Technology division (“B&T”) or the Next Hire Consultants (“NHC”) division. The B&T division provides high-end, value-added software development services and the NHC division provides contract staff and permanent placement services.

Segment financial information is summarized as follows:

	B&T	NHC	Corporate and other	Total
Three Months ending August 31, 2005
Revenue	1,109,943	244,135	1,310	$1,355,388
Depreciation and amortization	10,094	5,193	179,709	194,996
Interest expense	1,278	-	887,362	888,640
Net income (loss)	(14,286)	38,849	(1,420,430)	(1,395,867)
Total assets	1,438,681	43,274	6,018,545	7,500,500
Expenditures for long-lived assets	-	-	15,884	15,884

Three Months ending August 31, 2004
Revenue	232,629	-	-	$232,629
Depreciation and amortization	-	-	28,150	28,150
Interest expense	-	-	11,947	11,947
Net income (loss)	-	-	(1,766,964)	(1,766,964)
Expenditures for long-lived assets	10,000	-	-	10,000

NOTE 7 - SUBSEQUENT EVENT

SEVI discontinued the $1,500,000 factoring facility with Allied Capital Partners, LP on the anniversary of the facility as provided in the original agreement with no costs associated with its discontinuance. SEVI signed a term sheet with a lender to provide a $500,000 “Accounts Receivable Factoring Line of Credit” with a maximum of 75% of the current accounts receivable with an immediate advance of $50,000. Since SEVI has not been able to amend to the security agreement with previous Convertible Note holders to provide the lender with the first lien on accounts receivable in a timely fashion, SEVI has entered into a payment plan to re-pay the advance to the lender within 30 days.

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

Recent Developments

Subsequent to the period ending August 31, 2005 in October 2005, SEVI entered into a teaming agreement with The Project Group Inc. (“TPG”), a company currently in Chapter 11 Bankruptcy and publicly traded on the Pink Sheets with the symbol PJTGQ. TPG is world’s leading integrator of Microsoft Project software and a Microsoft Gold Partner. This teaming agreement provides SEVI and TPG the ability to increase market penetration by cross marketing our services (software development) to TPG clients and TPG’s services (Microsoft Project implementation) to our clients, increase operating efficiencies by integrating our physical Houston offices, and gain Microsoft Gold Partner status (achieved October 2005).

Furthermore, on October 4, 2005, SEVI and TPG entered into a non-binding term sheet that provides a plan of reorganization of TPG in bankruptcy court and the corporate integration of the two companies after TPG emerges from bankruptcy. “The entire transaction and relevant terms are subject to approval by the respective Board of Directors of SEVI and TPG, our respective shareholders as required, by the SEVI convertible note holders as required, by the creditors of TPG, and the Bankruptcy Court.”

SEVI discontinued the $1,500,000 factoring facility with Allied Capital Partners, LP on the anniversary of the facility as provided in the original agreement with no costs associated with its discontinuance. SEVI signed a term sheet with a lender to provide a $500,000 “Accounts Receivable Factoring Line of Credit” with a maximum of 75% of the current accounts receivable with an immediate advance of $50,000. Since we have not been able to amend to the security agreement with previous Convertible Note holders to provide the lender with the first lien on accounts receivable in a timely fashion, SEVI has entered into a payment plan to re-pay the advance to the lender within 30 days.

Results of Operations for the three month period ending August 31, 2005

Total gross revenue increased from $232,629 for the three month period ended August 31, 2004 to $1,355,388 for the three month period ended August 31, 2004, an increase of 443%. The increase in revenue resulted from the addition of CMS Technology, Duration Software, and Next Hire Consultants acquisitions.

Net loss from operations decreased from $1,755,017 for the three month period ended August 31, 2004 to $507,968 for the three month period ended August 31, 2005. The decrease in the loss is attributable to no consulting services paid by stock within the period as well as improved revenue generating capabilities provided by our two operating segments.

Operating Expenses

Payroll and related costs make up the majority of our cost of revenue. Total payroll and related costs increased from $303,865 for the three month period ended August 31, 2004 to $1,009,826 for the three month period ended August 31, 2005, an increase of 232%. This increase is attributed to an increase in operations related staff in the acquisitions of CMS Technology, Duration Software, and Next Hire Consultants.

General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses decreased from $1,655,631 for three month period ended August 31, 2004 to $160,294 for the three month period ended August 31, 2005. This decrease is related to retaining a small administrative management team and little ongoing professional services.

Liquidity and Capital Resources

Net cash used by operating activities was $64,271 for the three month period ended August 31, 2005 compared to $43,079 used by operating activities for the three month period ended August 31, 2004.

Net cash provided by financing activities was $7,011 for the three month period ended August 31, 2005 compared to $19,834 for three month period ended August 31, 2004.

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

The Company estimates that our requirements for additional capital over the next 12 months will be approximately $260,000 or four times our net cash used in operating activities. There can be no assurance we will be able to raise this additional required capital on satisfactory terms, or at all. In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a Company.

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

ITEM 3 - Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. This deficiency is primarily due to the Company's controller resigning in April, 2005.  The company is in the process of finding a replacement to improve its controls and procedures.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Systems Evolution Inc.

Dated: October 27, 2005

/s/ Robert C. Rhodes

Robert C. Rhodes
Chief Executive Officer
and Chief Financial Officer