Form 10QSB
period 2005-11-30
SYSTEMS EVOLUTION INC
filed 2006-01-17
CIK 104375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
QUARTERLY REPORT

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2005

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

(1) ☒ Yes ☐ No

(2) ☒ Yes ☐ No

The number of shares of issuer's Common Stock outstanding as of January 17, 2006:
106,258,626 shares

SYSTEMS EVOLUTION INC.
INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTERLY PERIOD ENDED November 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1	Unaudited Consolidated Financial Statements
a.	Consolidated Balance Sheet as of November 30, 2005 (Unaudited)
b.	Consolidated Statements of Operations for the Three And Six Months Ended November 30, 2005 and 2004 (Unaudited)
c.	Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2005 and 2004 (Unaudited)
d.	Notes to Consolidated Financial Statements (Unaudited)
ITEM 2	Management's Discussion and Analysis
ITEM 3	Controls and Procedures

PART II. OTHER INFORMATION
  ITEM 6 - Exhibits

SIGNATURES

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

ITEM 1 - Unaudited Consolidated Financial Statements

SYSTEMS EVOLUTION, INC.
CONSOLIDATED BALANCE SHEET
November 30, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$7,755
Accounts receivable, net of allowance for doubtful accounts of $23,341	493,286
Unbilled revenue	318,706
Prepaid expenses and other current assets	37,947
Total Current Assets	857,694

Deferred financing cost, net of $2,384,729 accumulated amortizaton	3,247,535
Other assets	10,639
Furniture and equipment, net of accumulated depreciation of $162,936	112,638
Goodwill	1,231,648
Intangibles, net of $919,115 amortization and $91,150 impairment	1,302,246
TOTAL ASSETS	$6,762,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$500,428
Accrued expenses	452,321
Unearned service revenues	3,198
Notes payable	79,193
Total Current Liabilities	1,035,140

Deferred rents	19,222
Convertible note, net	1,236,974
Long-term debt - related parties	131,509
Total Liabilities	2,422,845

STOCKHOLDERS' EQUITY
Common stock, no par value, 750,000,000 shares authorized, 106,258,626 shares issued and outstanding	16,202,520
Accumulated deficit	(11,862,965)
Total Stockholders' Equity	4,339,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,762,400

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2005 and 2004

	Three Months		Six Months
Ending November 30,	2005	2004	2005	2004

Revenues	$1,049,601	$839,047	$2,404,989	$1,083,503

Cost of Goods Sold	419,630	106,035	917,870	117,862

Gross Profit	629,971	733,012	1,487,119	965,641

Operating Expenses:
Payroll and related costs	890,449	1,161,312	1,900,275	1,465,177
General, administrative, and selling	320,602	353,034	479,659	2,003,170
Depreciation & amortization	194,997	223,009	389,993	251,159

Operating loss	(776,077)	(1,004,343)	(1,282,808)	(2,753,865)

Interest expense	(890,511)	(610,622)	(1,779,150)	(628,064)
Other Income	13,201	-	15,931	-
Other costs	(5,546)	-	(8,773)	-

Net loss	$(1,658,933)	$(1,614,965)	$(3,054,800)	$(3,381,929)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Basic and diluted weighted average shares outstanding	101,015,247	67,239,771	93,593,484	65,888,643

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended November 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,054,800)	$(3,381,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389,993	823,129
Amortization of discount on notes payable	586,868	-
Amortization of deferred financing costs	989,313	-
Shares issued for services	292,058	162,050
Stock options and warrant expense	-	1,536,486
Bad debt expense	-	10,006
Gain on sale of fixed assets	-	1,392
Changes in:
Accounts receivable	(173,674)	(12,600)
Prepaid expenses and other assets	33,633	(69,501)
Unbilled revenue	157,835	-
Other assets	(1,668)	(3,040)
Accounts payable	224,726	261,661
Unearned service revenue	(12,311)	-
Accrued expenses	229,376	(111,711)
NET CASH USED IN OPERATING ACTIVITIES	(338,651)	(784,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of CMS	-	(10,000)
Purchase of Duration Software	-	(450,000)
Purchase of equipment	(2,500)	(29,5446)
NET CASH USED IN INVESTING ACTIVITIES	(2,500)	(489,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt	25,714	82,527
Payments notes payable and long-term debt	(10,000)	(419,240)
Proceeds from convertible note	250,000	1,825,000
Deferred rent	17,132	-
Deferred financing cost	-	(286,616)
Common stock issued for cash	-	127,091
NET CASH PROVIDED BY FINANCING ACTIVITIES	282,846	1,328,762

NET CHANGE IN CASH	$(58,305)	$55,159

Cash, beginning of period	66,060	19,522
Cash, end of period	$7,755	$74,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	3,287
Taxes paid	-	4,465

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of CMS	-	104,000
Common stock issued for acquisition of Duration	-	2,250,000
Common stock issued for acquisition of Next Hire	-	40,000
Common stock issued for computer equipment	-	52,070
Common stock issued for debt	175,400	-
Discount of notes payable	250,000	-

SYSTEMS EVOLUTION INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005
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

NOTE 2 - STOCK BASED COMPENSATION

SEVI accounts for stock-based compensation under the intrinsic value method. Under this method, SEVI recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if SEVI had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended November 30, 2005 and 2004:

	Three Months Ending November 30,
	2005	2004

Net loss as reported	$(1,658,933)	$(1,619,817)
Add: Intrinsic value expense recorded	-	148,936
Deduct: Total stock - based employee compensation expense determined under fair value based method	-	(312,010)
Pro forma net loss	$(1,658,933)	$(1,782,891)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.02)
Pro forma	$(0.02)	$(0.03)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is from 181% to 781% and (4) zero expected dividends.

NOTE 3 - CONVERTIBLE NOTES

During 2005, SEVI issued a total of $3,075,000 in convertible promissory notes pursuant to a private placement. Promissory notes for $1,825,000 are convertible at the holder’s option into SEVI common stock at $0.05 per share, accrue interest at 8% per annum, and have 36,500,000 warrants attached to them. During the second quarter of 2006 SEVI issued an additional $250,000 in convertible promissory notes pursuant to a private placement. Additionally, $150,000 of the promissory notes were converted into 3,000,000 shares of SEVI common stock during the second quarter of 2005. Interest on these notes is payable semi-annually, and the notes mature on August 31, 2007. The warrants were denominated as Series A, B, C, and D warrants. The following table summarizes each series.

Series	Number of shares	Exercise Price	Expiration
A	9,125,000	$0.06	90 days from registration of underlying common shares
B	9,125,000	$0.07	180 days from registration of underlying common shares
C	9,125,000	$0.08	270 days from registration of underlying common shares
D	9,125,000	$0.15	August 31, 2009
	36,500,000

Promissory notes for $1,500,000 are convertible at the holders’ option into SEVI common stock at the lesser of 50% of the average of the three lowest trading prices 20 days prior to one day before the holder sends the conversion notice to SEVI or $0.13 per share, accrue interest at 8% per annum, and have 4,500,000 warrants attached to them. The exercise price of the warrants is $0.08 per share. Accrued interest and principal are due at maturity. $500,000 matures on December 30, 2006, $500,000 matures on January 14, 2007, $250,000 matures on April 28, 2007, and $250,000 matures on November 14, 2007. The warrants are exercisable for 5 years.

The notes have been discounted for the relative fair value of the warrants, the offering costs and beneficial conversion feature. As of November 30, 2005, the stock has not been issued to the investors. All discounts will be amortized over the life of the notes. The relative fair values were calculated using the Black-Scholes model. Variables used in the Black-Scholes model include (1) 2.0% risk-free interest rate, (2) expected volatility between 166% and 227% and (3) zero expected dividends.

A summary of the convertible notes at November 30, 2005 is as follows:
Gross proceeds from notes	$3,325,000
Less: Relative value of warrants	(1,797,468)
Less: Beneficial conversion feature	(1,386,118)
Less: Retirement of debt for stock	(150,000)
Add: Amortization of discounts	1,245,560
Carrying value of note on November 30, 2005	$1,236,974

NOTE 4 - COMMON STOCK

During the three months ending August 31, 2005, SEVI issued the following shares:

•
In July 2005, SEVI issued 6,369,189 shares per a board resolution to offer restricted SEVI shares in exchange for all vested options in a one for one exchange (one vested option for one restricted SEVI share) as of May 31, 2005 and still employed by the company as of June 30th, 2005. SEVI received a signed agreement from all option holders in order to receive the Share Grant that stipulates that the Holder agrees to give up all un-vested options; these agreements amended all employment contracts then in force as of May 31, 2005.

•	In July 2005, SEVI issued 300,000 shares to directors of the company as of December 2004.

During the three months ending November 30, 2005, SEVI issued the following shares:

•	In September 2005, SEVI issued 3,120,000 shares in exchange for the conversion of a $150,000 convertible promissory note held by Platinum Partners Value Arbitrage Fund LP and the associated accrued interest valued at $6,000.
•	In November 2005, SEVI issued 1,340,000 in exchange for interest accrued on the convertible notes issued September 2004. The shares were valued at $0.01 per share.
•	In November 2005, SEVI issued 4,000,000 shares in exchange for an executed release from an employment contract with an officer of the company. The shares were valued at $0.01 per share.
•	In November 2005, SEVI issued 4,500,000 shares, per board resolution, to individuals taking on new management positions with the company. The shares were valued at $0.01 per share.
•	In November 2005, SEVI issued 4,165,512 shares, per board resolution, to individuals for services. The shares were valued at $0.01 per share.

Note 5 - Segment Information

Reportable segments are based on internal organizational structure and are comprised of the Business & Technology division (“B&T”) or the Next Hire Consultants (“NHC”) division. The B&T division provides high-end, value-added software development services and the NHC division provides contract staff and permanent placement services.

Segment financial information is summarized as follows:

	B&T	NHC	Corporate and other	Total
Three Months ending November 30, 2005
Revenue	$888,095	$161,235	$271	$1,049,601
Depreciation and amortization	4,950	-	190,047	194,997
Interest expense	631	-	889,880	890,511
Net income (loss)	(244,022)	(25,130)	(1,389,781)	(1,658,933)
Total assets	1,264,165	38,081	5,460,154	6,762,400
Expenditures for long-lived assets	-	-	-	-

Three Months ending November 30, 2004
Revenue	$732,169	$99,832	$7,046	$839,047
Depreciation and amortization	3,865	-	219,144	223,009
Interest expense	1771	940	607,911	610,622
Net income (loss)	(404,828)	(24,730)	(1,185,407)	(1,614,965)
Expenditures for long-lived assets	29,546	-	-	29,546

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

Recent Developments

In October 2005, SEVI entered into a teaming agreement with The Project Group Inc. (“TPG”), a company currently in Chapter 11 Bankruptcy and publicly traded on the Pink Sheets with the symbol PJTGQ. TPG is an integrator of Microsoft Project software and a Microsoft Gold Partner. This teaming agreement provides SEVI and TPG the ability to increase market penetration by cross marketing our services (software development) to TPG clients and TPG’s services (Microsoft Project implementation) to our clients, increase operating efficiencies by integrating our physical Houston offices, and gain Microsoft Gold Partner status (achieved October 2005).

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

SEVI discontinued the $1,500,000 factoring facility with Allied Capital Partners, LP on the anniversary of the facility as provided in the original agreement with no costs associated with its discontinuance. SEVI signed a term sheet with a lender to provide a $500,000 “Accounts Receivable Factoring Line of Credit” with a maximum of 75% of the current accounts receivable with an immediate advance of $50,000. Since SEVI has not been able to amend the security agreement with previous Convertible Note holders to provide the lender with the first lien on accounts receivable in a timely fashion, SEVI has entered into a payment plan to re-pay the advance to the lender within 30 days.

Results of Operations for the three month period ending November 30, 2005

Total gross revenue increased from $839,047 for the three month period ended November 30, 2004 to $1,049,601 for the three month period ended November 30, 2005, an increase of 25%. The increase in revenue resulted from increased sales in the B&T division along with increase placement fees generated in the NHC division.

Net loss from operations increased from $1,614,965 for the three month period ended November 30, 2004 to $1,658,933 for the three month period ended November 30, 2005. The increase in the loss is attributable services paid by stock within the period.

Operating Expenses

Payroll and related costs make up the majority of our cost of revenue. Total payroll and related costs decreased from $1,161,312 for the three month period ended November 30, 2004 to $890,449 for the three month period ended November 30, 2005, a decrease of 23%. This decrease is attributed to reduction in operations related staff.

General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses decreased from $353,034 for three month period ended November 30, 2004 to $320,034 for the three month period ended November 30, 2005. This decrease is related to retaining a small administrative management team and little ongoing professional services.

Liquidity and Capital Resources

Net cash used by operating activities was $338,651 for the three month period ended November 30, 2005 compared to $784,057 used by operating activities for the three month period ended November 30, 2004.

Net cash provided by financing activities was $282,846 for the three month period ended November 30, 2005 compared to $1,328,762 for three month period ended November 30, 2004.

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

On December 30, 2004, we executed a securities purchase agreement with certain institutional and accredited investors for the sale of 8% Callable Secured Promissory Notes and accompanying Warrants. Under this agreement, on December 30, 2004, we completed the sale of an aggregate of $500,000 of these Notes, which resulted in net proceeds to SEVI of $408,148; on January 14, 2005, completed the sale of an additional $500,000 of these Notes, with net proceeds to SEVI of $497,500; on April 29, 2005 completed the sale of an additional $250,000 principal amount of these notes with net proceeds to SEVI of $230,000; and on November 14, 2005 completed the sale of an additional $250,000 principal amount of these notes with net proceeds to SEVI of $250,000.

The Company estimates that our requirements for additional capital over the next 12 months will be in the range of $1,354,604 or four times our net cash used in operating activities. There can be no assurance we will be able to raise this additional required capital on satisfactory terms, or at all. In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a Company.

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

Dated: January 17, 2006

/s/ Robert C. Rhodes

Robert C. Rhodes
Chief Executive Officer

/s/ Robert C. Rhodes

Robert C. Rhodes
Chief Financial Officer