Form 10QSB
period 2006-02-28
SYSTEMS EVOLUTION INC
filed 2006-04-19
CIK 104375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
QUARTERLY REPORT

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

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

(1) ☒ Yes ☐ No

(2) ☒ Yes ☐ No

The number of shares of issuer's Common Stock outstanding as of April 19, 2006:
187,922,760 shares

SYSTEMS EVOLUTION INC.
INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTERLY PERIOD ENDED February 28, 2006

PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Consolidated Financial Statements
a.	Consolidated Balance Sheet as of February 28, 2006 (Unaudited)
b. Consolidated Statements of Operations for the Three And Nine Months Ended February 28, 2006 and 2005 (Unaudited)
c. Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2006 and 2005 (Unaudited)
d. Notes to Consolidated Financial Statements (Unaudited)
ITEM 2 - Management's Discussion and Analysis
ITEM 3 - Controls and Procedures

PART II. OTHER INFORMATION
  ITEM 6 - Exhibits

SIGNATURES

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION- OUR OUTSIDE AUDITORS HAVE NOT COMPLETED THEIR REVIEW OF THESE FINANCIAL STATEMENTS

ITEM 1 - Unaudited Consolidated Financial Statements

SYSTEMS EVOLUTION, INC.
CONSOLIDATED BALANCE SHEET
February 28, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$6,404
Accounts receivable, net of allowance for doubtful accounts of $17,211	560,825
Unbilled revenue	223,479
Prepaid expenses and other current assets	18,537
Total Current Assets	809,245

Deferred financing cost, net of $2,879,387 accumulated amortization	2,752,876
Other assets	10,639
Furniture and equipment, net of accumulated depreciation of $178,224	99,308
Goodwill	1,231,648
Intangibles, net of $1,098,824 amortization and $91,150 impairment	1,122,537
TOTAL ASSETS	$6,026,253

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$605,523
Accrued expenses	597,969
Notes payable	57,419
Total Current Liabilities	1,260,911

Deferred rents	19,546
Convertible note, net	1,517,543
Long-term debt - related parties	131,509
Total Liabilities	2,929,509

STOCKHOLDERS' EQUITY
Common stock, no par value, 750,000,000 shares authorized, 187,922,760 shares issued and outstanding	16,263,858
Accumulated deficit	(13,167,114)
Total Stockholders' Equity	3,096,744

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,026,253

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended February 28, 2006 and 2005

	Three Months		Nine Months

	2006	2005	2006	2005

Revenues	$1,116,754	$1,448,667	$3,521,743	$2,414,308

Cost of Goods Sold	298,591	349,792	1,216,459	863,267

Gross Profit	818,163	1,098,875	2,305,284	1,551,041

Operating Expenses:
Payroll and related costs	847,706	1,500,352	2,747,981	2,965,529
General, administrative, and selling	157,447	551,775	637,109	1,460,073
Depreciation & amortization	194,997	258,850	584,989	540,010

Operating loss	(381,987)	(1,212,102)	(1,664,795)	(3,414,571)

Interest expense	(920,513)	(363,258)	(2,699,663)	(1,386,673)
Other Income	6	141	15,937	6,792
Other costs	(1,343)	-	(10,116)	(162,696)

Net loss	$(1,303,837	$(1,575,219)	$(4,358,637)	$(4,957,148)

Basic and diluted loss per share	$(0.01)	$($0.02)	$(0.03)	$(0.07)

Basic and diluted weighted
average shares outstanding	101,015,247	67,239,771	93,593,484	65,888,643

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 28, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,358,949)	$(4,526,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	583,032	1,015,350
Amortization of discount on notes payable	908,775	-
Amortization of deferred financing costs	1,483,972	-
Shares issued for services	312,059	242,050
Stock options and warrant expense	-	-
Shares issued for bonus	-	32,695
Stock compensation expense	-	1,644,751
Bad debt expense	-	-
Gain on sale of fixed assets	-	-
Changes in:
Accounts receivable	(241,214)	(78,548)
Prepaid expenses and other current assets	306,105	(372,515)
Other assets	(1,668)	(58,947)
Accounts payable	329,821	(416,401)
Unearned service revenue	(15,509)	-
Accrued expenses	375,024	89,571
NET CASH USED IN OPERATING ACTIVITIES	(318,552)	(2,428,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of CMS	-	-
Purchase of Duration Software	-	-
Purchase of equipment	(2,500)	(33,461)
NET CASH USED IN INVESTING ACTIVITIES	(2,500)	(33,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt	3,940	238,399
Payments notes payable and long-term debt	(10,000)	(687,292)
Proceeds from convertible note	250,000	2,825,000
Deferred rent	17,456	-
Deferred financing cost	-	-
Common stock issued for cash	-	124,840
Proceeds from exercise of warrants	-	2,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	261,396	2,503,197

NET CHANGE IN CASH	$(59,656)	$41,526
- Cash, beginning of period	66,060	19,522
- Cash, end of period	$6,404	$20,979

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,792	$26,677
Taxes paid	$4,039	$7,679

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of CMS	-	104,000
Common stock issued for acquisition of Duration	-	2,250,000
Common stock issued for acquisition of Next Hire	-	40,000
Common stock issued for computer equipment	-	52,070
Common stock issued for debt	175,400	31,029
Discount of notes payable	250,000	-

SYSTEMS EVOLUTION INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006
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

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Report on Form 8-K

(a) Exhibits.

31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant  to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant  to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Systems Evolution Inc.

Dated: April 19, 2006

/s/ Robert C. Rhodes

Robert C. Rhodes
Chief Executive Officer
Chief Financial Officer