Form 10KSB/A
period 2005-05-31
SYSTEMS EVOLUTION, INC
filed 2006-06-16
CIK 104375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended May 31, 2005

SYSTEMS EVOLUTION INC.
(Name of Small Business Issuer in its Charter)

IDAHO (State or Other Jurisdiction of Incorporation or Organization)	82-0291029 (IRS Employer Identification No.)

10777 Westheimer Road, Suite 810
Houston, Texas 77042
(Address of principal executive offices)

(713)  979-1600
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class Common Stock, par value $0.01	Name of each exchange on which registered: None

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

            Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

      State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days.

$806,759 as of May 31, 2005

State the number of shares of common stock outstanding as of May 31, 2005: 82,471,423

Transitional Small Business Disclosure Format: Yes ☒ No ☐

SYSTEMS EVOLUTION INC.

FORM 10-KSB/A ANNUAL REPORT

FOR THE YEAR ENDED May 31, 2005

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
SIGNATURES

The statements contained in this annual report on Form 10-KSB/A that are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements include, among other things, references to the market potential for Internet implementation, our competitive advantage over systems integrators and technology professionals, potential demand for our services, and the benefits and advantages of our business model and involve substantial risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Please see "Risk Factors," "Special Cautionary Note Regarding Forward-Looking Statements" and the factors and risks discussed in the reports we file from time to time with the Securities and Exchange Commission.

Statement Regarding This Amendment

This amendment to the Form 10-KSB for the period ended May 31, 2005, as previously filed on October 13, 2005 includes restated financial statements to properly reflect derivative accounting for warrants issued to consultants, the conversion features of the convertible notes payable and associated warrants.

Warrants issued to consultants and the warrants associated with the Convertible Notes payable have been accounted for as freestanding derivative liabilities instead of equity as was originally filed. Additionally, the embedded conversion options of the convertible notes payable have been bifurcated from the debt and accounted for separately as derivative liabilities instead of equity as was originally filed. We have added note 7 further explaining the derivative instrument liabilities and provided information on subsequent changes.

We are required to record the fair value of the embedded conversion features and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liabilities.” The effect on our consolidated statement of operations for the year ended August 31, 2005, was a decrease in our net loss of $4,327,423. The cumulative effect on our consolidated balance sheet as of August 31, 2005 was an additional liability of $4,954,490 and a decrease in stockholders' equity of $3,859,956.

In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed by the Company.

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
[Missing Graphic Reference]
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

Net loss from operations increased from $2,733,687 for the year ended May 31, 2004 to $3,844,091for the year ended May 31, 2005. The sharp increase in the net loss was due to the costs associated with paying financial consultants for raising capital and the costs associated with the acquisition of the three aforementioned operating companies.

Operating Expenses

Payroll and related costs make up the majority of the cost of revenue for the company. Total payroll and related costs increased from $876,293 for the year ended May 31, 2004 to $2,979,865 for the year ended May 31, 2005, an increase of 240% attributed to the acquired operations.

General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses decreased from $2,426,605 for the year ended May 31, 2004 to $1,630,861 for the year ended May 31, 2005.

Stock Compensation

Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, warrant grants made to outside consultants, stock issued for compensation. Stock compensation expense decreased from $2,227,925 for the year ended May 31, 2004 to $1,940,727 for the year ended May 31, 2005.

Derivatives

The gain (loss) on derivative liabilities changed from $0 for the year ended May 31, 2004 to a gain of $2,360,447 for the year ended May 31, 2005. This change is the result of the addition of derivative liabilities during the year ended May 31, 2005 and the positive change in the valuation of the derivative liabilities.

Liquidity and Capital Resources

Net cash used in operating activities was $367,905 for the year ended May 31, 2004 compared to $1,875,657 for the year ended May 31, 2005. Net cash provided by financing activities was $389,705 for the year ended May 31, 2004 compared to $2,392,107 for the year ended May 31, 2005. This increase was attributed to the two financings detailed below.

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair market value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model we use for determining fair values of our derivatives is the Cox-Ross-Rubinstein binomial model (which produces results substantially the same as Black-Scholes). This model is a series of Excel spreadsheets that calculate and summarize the accounting for the freestanding and embedded derivative instruments associated with various debt instruments and related warrants issued by SEVI. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

Because the historically high volatility of the company’s common stock is not considered to provide a good estimate of the volatility to be expected over the (future) life of the conversion options and warrants, a proxy for the company’s volatility was calculated by identifying four similar companies and calculating their average volatility.

The default obligation due to non payment of interest was reflected in the model by increasing the interest obligation to the default rate. The registration effective date penalty was calculated by calculating the put premium that the holders can demand as a result of default and comparing the amount of that premium (plus the face amount of the debt (i.e. the amount SEVI would have to pay if redemption was demanded)) with the carrying value of the debt and the related bifurcated derivative instrument. To the extent that the amount payable if redemption is demanded exceeds the carrying value of the debt and the derivative instrument, the amount of the derivative instrument liability is increased accordingly.

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19 a contract designated as an asset or liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in December 2005, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of several of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the year ended May 31, 2005 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

We have evaluated the provisions of the registration rights agreement that require us to pay registration delay payments in combination with the financial instrument and concluded that the combined instrument meets the definition of a derivative under SFAS 133.

The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on financial whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. As discussed above, we view the registration rights agreement and the financial instrument as one combined freestanding instrument. If the EIFT were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

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

As discussed in Note 9 to the financial statements, SEVI has determined that certain financial instruments issued contain features that require accounting for these features as derivative instruments. Accordingly, adjustments have been made as of and for the year ended May 31, 2005.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 11, 2005 (June 2, 2006 for the effects of the restatements discussed in note 9)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year then ended as of May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
August 24, 2004

Financials
SYSTEMS EVOLUTION INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2005
                                                                                                                                                           (Restated)
ASSETS
Current Assets:
Cash	$66,060
Accounts receivable - trade, net of allowance of $23,341	319,612
Unbilled revenue	476,541
Prepaid expenses and other current assets	71,580
Total current assets	933,793

Deferred Financing Cost	5,331,382
Other Assets	8,971
Furniture and Equipment, net of $132,361 accumulated depreciation	127,330
Goodwill	1,231,648
Intangibles, net of $559,697 accumulated amortization and impairment of $91,150	1,661,664
Total assets	$9,294,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$281,702
Accrued liabilities	242,345
Deferred revenue	15,509
Notes payable, current	50,096
Derivative liability	5,731,053
Total current liabilities	6,320,705

Long-Term Debt
Convertible notes, net of unamortized discount of $3,051,456	23,544
Long-term debt, net of current portion	133,599
Total long-term debt	157,143
Total liabilities	$6,477,848

Stockholders’ Equity:
Common stock, no par value, 750,000,000 shares authorized, 82,471,423 shares issued and outstanding	7,297,683
Accumulated deficit	(4,480,743)
Total stockholders’ equity	2,816,940

Total liabilities and stockholders’ equity	$9,294,788
See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2005 (Restated)	2004

Revenues	$3,768,687	$656,676

Cost of Goods Sold	1,168,962	-

Gross profit	2,599,725	656,676

Operating Expenses:
Payroll and related costs	2,979,865	876,293
General, administrative and selling	1,630,861	2,426,605
Consulting	1,110,000	-
Depreciation & amortization	608,599	23,936
Impairment	91,150	-
Bad debt	23,341	63,529
	6,443,816	3,390,363

Loss from operations	(3,844,091)	(2,733,687

Other Income (Expense):
Interest income	226	-
Other income	146,156	-
Interest expense	(228,215)	-
Gain (loss) on derivative liabilities	2,360,447	-
Other expense	(158,134)	-
	2,120,480	-

Loss before income tax expense (benefit)	(1,723,611)	(2,733,687

Income tax expense (benefit)	4,703	-

Net Loss	$(1,718,908)	$(2,733,687)

Basic and Diluted Loss Per Share:	$(0.02)	$(0.06)

Basic and Diluted Weighted Average Shares Outstanding	71,941,358	45,559,510

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED MAY 31, 2005 AND 2004
Restated
	Common Stock		Accumulated	Stockholder
	Shares	Amount	Deficit	Receivable	Total
Balances, May 31, 2003	37,500,000	60,840	(28,148)	(36,422)	(3,730)
Reverse acquisition	6,619,346	-	-	-	-
Sale of common stock	887,096	275,000	-	-	275,000
Option expense	-	183,125	-	-	183,125
Issuance of common stock for services	9,080,000	2,044,800	-	-	2,044,800
Stock issued for AXP acquisition	200,000	136,000	-	-	136,000
Return of stock	(2,000,000)	(20,000)	-	20,000	-
Payment, stockholder receivable	-	-	-	16,422	16,422
Net loss	-	-	(2,733,687)	-	(2,733,687)
Balances, May 31, 2004	52,286,442	2,679,765	(2,761,835)	-	(82,070)
Sale of common stock	402,718	124,840	-	-	124,840
Exercise of warrants	10,059,868	2,250	-	-	2,250
Issuance of common stock for payment of debt	2,080,580	104,029	-	-	104,029
Issuance of common stock for equipment	100,000	52,070	-	-	52,070
Issuance of common stock for acquisitions	15,600,000	2,394,000	-	-	2,394,000
Shares issued for bonus	408,690	32,695	-	-	32,695
Shares issued for services	1,533,125	242,050			242,050
Warrants issued as financing costs	-	-	-	-	-
Option expense	-	1,665,984	-	-	1,665,984
Net loss	-	-	(1,718,908)	-	(1,718,908)
Balances, May 31, 2005	82,471,423	$7,297,683	$(4,480,743)	$-	$2,816,940

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2005 (Restated)	2004
Cash Flows From Operating Activities:
Net loss	$(1,718,908)	$(2,733,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative gain / (loss)	(2,360,447)	-
Depreciation and amortization	608,599	23,936
Amortization of discount on notes payable	23,544	-
Amortization of deferred financing costs	43,587
Impairment	91,150	-
Shares issued for services	242,050	2,044,800
Shares issued for bonus	32,694	-
Stock option expense	-	183,125
Stock compensation expense	1,665,983	-
Bad debt	-	63,529
Debt forgiveness	(68,491)	-
Tax benefit	(4,703)	-
Changes in:
Accounts receivable	27,932	(30,476)
Other current assets	(607,868)	-
Prepaid expenses and other assets	(64,878)	(21,796)
Accounts payable	90,403	35,613
Accrued expenses	123,696	67,051
NET CASH USED IN OPERATING ACTIVITIES	(1,875,657)	(367,905)

Cash Flows From Investing Activities:
Payment for acquisitions, net of $38,154 and $0 cash received	(434,924)	(20,000)
Purchase of property and equipment	(34,988)	(11,948)
NET CASH USED IN INVESTING ACTIVITIES	(469,912)	(31,948)

Cash Flows From Financing Activities:
Proceeds from notes payable and long-tem debt	71,991	315,000
Payment of note payable and long-term debt	(523,506)	(306,657)
Proceeds from convertible notes	3,075,000	-
Sale of common stock	124,840	364,940
Stockholder receivable	-	16,422
Proceeds from exercise of warrants	2,250	-
Cash paid for financing costs	(358,468)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,392,107	389,705

Net Change in Cash	46,538	(10,148)
Cash, beginning of year	19,522	29,670
Cash, end of year	$66,060	$19,522

Supplemental Cash Flow Information:
Interest paid	$720,000	$13,158
Taxes paid	$-	$-

Non Cash Financing Activities:
Issuance(return) of common stock for note receivable	$-	$(20,000)
Issuance of common stock for services rendered	-	2,044,800
Return of common stock for forgiveness of note receivable	-	(20,000)
Shares issued for the acquisitions	2,734,000	136,000
Shares issued to purchase equipment	52,070	-
Shares issued to repay outstanding debt	31,030	-
Shares issued to repay outstanding debt (interest)	73,000	-
Warrants issued for financing costs	5,016,501	-
Discount on notes payable	3,075,000	-

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

Derivative Financial Instruments - SEVI does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, SEVI uses the Cox-Ross-Rubenstein binomial model (which produces results substantially the same as Black-Scholes) option-pricing model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

	2005 (Restated)	2004
Net loss, as reported	$(1,718,908)	$(2,733,687)
Add: Intrinsic value expense recorded	555,983	183,125
Deduct: total stock-based employee compensation expense determined under fair value based method	(707,161)	(227,000)
Pro forma net loss	$(1,870,086)	$(2,777,562)

Earnings per share:
Basic and diluted - as reported	(0.02)	(0.06)
Basic and diluted - pro forma	(0.03)	(0.06)

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

Accounting for Derivative Instruments - Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair market value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model the Company uses for determining fair values of the Company’s derivatives is the Cox-Ross-Rubinstein binomial model (which produces results substantially the same as Black-Scholes). This model is a series of Excel spreadsheets that calculate and summarize the accounting for the freestanding and embedded derivative instruments associated with various debt instruments and related warrants issued by the Company. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

Because the historically high volatility of the company’s common stock is not considered to provide a good estimate of the volatility to be expected over the (future) life of the conversion options and warrants, a proxy for the company’s volatility was calculated by identifying four similar companies and calculating their average volatility. We use a risk free interest rate which is the U.S. Treasury bill “constant maturities” rates published by the Federal Reserve for a security with a maturity that approximates the estimated life of our derivative or security. The Company uses the closing market price of the Company’s common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor in Cox-Ross- Rubinstein has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility used was 125%. The Company’s volatility rate will likely change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liability will also increase or decrease, absent any change in volatility rates.

The default obligation due to non payment of interest was reflected in the model by increasing the interest obligation to the default rate. The registration effective date penalty was calculated by calculating the put premium that the holders can demand as a result of default and comparing the amount of that premium (plus the face amount of the debt (i.e. the amount SEVI would have to pay if redemption was demanded)) with the carrying value of the debt and the related bifurcated derivative instrument. To the extent that the amount payable if redemption is demanded exceeds the carrying value of the debt and the derivative instrument, the amount of the derivative instrument liability is increased accordingly.

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19 a contract designated as an asset or liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, certain of the Company’s warrants to purchase common stock and the embedded conversion feature of several of our financial instruments are accounted for as liabilities. The fair value of these warrants and conversion features are shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Gain (loss) on derivative liabilities.”

We have penalty provisions in the registration agreement of our Callable Secured Convertible Note Financing in December 2004 that require us to make certain payments in the event of our failure to maintain an effective registration statement of the common stock securities underlying the debentures and the associated warrants (and , failure to maintain the listing of our common stock on the OTC Bulletin Board, NASDAQ National Market, NASDAQ SmallCap, the American Stock Exchange, or New York Stock Exchange). The EITF, which has not been adopted, considers alternative treatments including whether or not the registration right itself is a separate derivative liability, or if it is a derivative considered as a combined unit with the conversion feature of a convertible instrument. If the unit is considered separate, the EITF discusses possible alternative treatments including the possibility that the combined unit is a derivative liability only if the maximum liquidated damages exceed the difference between the fair value of registered and unregistered shares. In September 2005, the FASB staff reported that the EITF postponed further diliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.

The Company considers the liquidated damages provision in our various security instruments to be combined with our registration rights and conversion derivatives, and we do not account for the provision as a separate liability. We currently record any registration delay payments as expenses in the period when they are incurred. If the FASB were to adopt an alternative view, we could be required to account for the registration delay payments as a separate derivative. Accordingly, we would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.

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

Year ended May 31, 2005

(Restated)	As reported	CMS	Duration	Next Hire	Pro forma
Revenues	$3,768,687	$ 676,944	$1,440,707	$201,501	$6,087,839
Net income (loss)	$(1,718,908)	$(132,825)	$(56,313)	$(52,735)	($1,960,781)

Loss per share	$(0.02)				$($0.02)
Weighted shares outstanding	71,941,358	1,000	3,500	1,000	71,946,858

Year ended May 31, 2004

	As reported	AXP	CMS	Duration	Next Hire	Pro forma
Revenues	$656,676	$204,186	$874,422	2,952,689	$455,939	$5,143,912
Net income (loss)	$(2,733,687)	$1,569	$(37,807)	21,525	$(15,005)	($2,763,405)

Loss per share	$(0.06)	$1.05	$(37.80)	$6.15	$(15.00)	$(0.06)
Weighted shares outstanding	45,559,510	1,500	1,000	3,500	1,000	45,566,510

Note 4 - Furniture and Equipment

Furniture and equipment consisted of the following as of May 31, 2005:

	Estimated useful lives in years
Furniture and office equipment	5 - 7	$42,099
Computer equipment	3 - 5	170,778
Automobiles	5	46,814
		259,691
Less: accumulated depreciation		(132,361)
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

The notes have been discounted for the fair value of the derivatives for the conversion features. All discounts will be amortized over the life of the notes. The fair values were calculated using the Black-Scholes model. Variables used in the Black-Scholes model include (1) 2.75% to 3.84% risk-free interest rate, (2) expected volatility between 125% and (3) zero expected dividends.

A summary of the convertible notes at May 31, 2005 is as follows:

Gross proceeds from notes	$3,075,000
Less: Value of derivatives	(3,075,000)
Add: Amortization of discounts	23,544
Long-term convertible notes, net	$23,544

Placement Agent Warrants - In connection with the $1,825,000 convertible note agreements, SEVI paid cash of $286,616 and issued five-year warrants to two financial consulting firms to purchase an aggregate of 21,900,000 shares of common stock, 10,950,000 exercisable at $0.05 per share, 2,737,500 exercisable at $0.06 per share, 2,737,500 exercisable at $0.07 per share, 2,737,500 exercisable at $0.08 per share, and 2,737,500 exercisable at $0.15 per share. The fees are recorded at fair value of $4,738,395 as deferred financing costs and will be amortized over the life of the loans using the straight-line method. The fair values were calculated using the Cox-Ross-Rubenstein model. Variables used in the Cox-Ross-Rubenstein model include (1) 2.75% to 4.61% risk-free interest rate, (2) expected volatility of 125% and (3) zero expected dividends.

In connection with the $1,250,000 convertible note agreements, SEVI paid cash of $91,852 and issued five-year warrants to two financial consulting firms to purchase an aggregate of 6,975,000 shares of common stock, exercisable at $0.08 per share. The fees are recorded at fair value of $515,400 as deferred financing costs and will be amortized over the life of the loans using the straight-line method. The fair values were calculated using the Cox-Ross-Rubenstein model. Variables used in the Cox-Ross-Rubenstein model include (1) 2.75% to 4.61% risk-free interest rate, (2) expected volatility of 125% and (3) zero expected dividends.

NOTE 8 - DERIVATIVES

SEVI evaluated the application of SFAS 133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives:

1)	Embedded conversion option of Convertible Debenture

2)	Warrants to purchase common stock associated with the Convertible Debentures

3)	Warrants to purchase common stock in connection with consulting agreements for two individuals (“Consulting Warrants”)

Based on the guidance in SFAS 133 and EITF 00-19, SEVI bifurcated and separately accounted for the embedded conversion options of the Note Payable and Convertible Debentures.

Pursuant to SFAS 133, SEVI bifurcated the conversion options from the Note Payable and Convertible Debentures because the conversion price was not fixed and was not convertible into a fixed number of shares.

Furthermore, SEVI concluded that the exercise price and the number of shares to be issued under the “Consulting Warrants” and the Convertible Warrants are fixed. However, because the Convertible Debentures might result in issuing an indeterminate number of shares, it cannot be concluded that SEVI has a sufficient number of authorized shares to settle either group of warrants. As such, the warrants were accounted for as derivative instrument liabilities.

SEVI is required to record the fair value of the conversion features and the warrants on its balance sheet with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The derivative liabilities were not previously classified as such in SEVI's historical financial statements causing those financial statements to be restated. See note 9 for details.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of August 31, 2005 is as follows:

Embedded conversion option in Convertible Debenture	$ 4,623,710
Convertible Debenture warrants	623,638
Consulting warrants	483,705

Total	$ 5,731,053

And the impact on statements of operations for the three months ended August 31, 2005 is as follows:

	Year ended May 31,
	2005	2004
Embedded conversion option in Convertible Debenture	(9,078,604)	-
Convertible Debenture warrants	6,906,256	-
Consulting warrants	4,532,795	-

Total gain (loss) on embedded derivative liabilities	$ 2,360,447	-

NOTE 9 - RESTATEMENT

SEVI has restated its 2004 annual financial statements from amounts previously reported. SEVI has determined that certain financial instruments issued by SEVI contain features that require accounting for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion options of the Note Payable and Convertible Debentures and their associated warrants were originally accounted for as equity and should have been accounted for as derivative instrument liabilities. Note 8 was added to disclose the derivative instrument liabilities and provide information on subsequent changes. In addition, SEVI has modified the estimated volatility used in the Cox-Ross-Rubenstein option pricing model used to value the warrants issued to consultants, the warrants issued to the debentures holders and the conversion options embedded in the Note Payable and the Convertible Debentures.

SEVI is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative instrument liabilities.”

Following is a summary of the restatement adjustments:

	Balance Sheet May 31, 2005
	As Reported	Adjustments	As Restated

Current assets	$ 933,793		$ 933,793
Deferred financing costs	4,236,848	$ 1,094,534	5,331,382
Other long-term assets	3,029,613		3,029,613

Total assets	$ 8,200,254	$ 1,094,534	$ 9,294,788

Current liabilities	$ 589,652		$ 589,652
Current portion of derivative liability	-	$ 5,731,053	5,731,053
Convertible note	800,107	$ (776,563)	23,544
Long-term debt - related parties	133,599		133,599

Total liabilities	1,523,358	4,954,490	6,477,848

Common stock	15,485,062	(8,187,379)	7,297,683
Accumulated deficit	(8,808,166)	4,327,423	(4,480,743)

Total equity	6,676,896	(3,859,956)	2,816,940

Total Liabilities and Equity	$ 8,200,254	$ 1,094,534	$ 9,294,788

	Year Ended August 31, 2005
	As Reported	Adjustments	As Restated

Gross Profit	$ 2,599,725		$ 2,599,725

Operating Expenses:
Payroll and related	2,979,865		2,979,865
General, administrative and selling	1,610,861	$ 20,000	1,630,861
Consulting	1,110,000		1,110,000
Depreciation and amortization	608,599		608,599
Impairment	91,150		91,150
Bad debt	23,341		23,341

Operating loss	(3,824,091)	(20,000)	(3,844,091)

Interest income	226		226
Other income	146,156		146,156
Interest expense	(2,215,191)	$ 1,986,976	(228,215)
Income tax benefit	4,703		4,703
Other costs	(158,134)		(158,134)
Gain (loss) on derivative instrument liabilities	-	2,360,447	2,360,447

Net loss	$(6,046,331)	$ 4,327,423	$(1,718,908)

Basic and diluted loss per share	$ (0.08)		$ (0.02)

Note 10 - Common Stock

During the year ended May 31, 2005:

·	SEVI sold 402,719 shares of common stock to third parties for $124,840.

·	SEVI received $2,250 cash for the exercise of 10,059,868 warrants.

·	SEVI issued 2,080,580 shares of common stock for payment of debt and interest.

·	SEVI acquired equipment in exchange for 100,000 shares of common stock valued at $52,070. The purchase was valued using the stock price on the date the shares were issued.

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

Note 11 - Stock Options

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

Note 12 - Warrants

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

Note 13 - Income Taxes

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

Note 14 - Commitments and Contingencies

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

Note 15 - Concentration of Credit Risk

Financial instruments that potentially subject SEVI to concentration of credit risk are accounts receivable. SEVI performs ongoing credit evaluations as to the financial condition of its customers.

For the years ended May 31, 2005 and 2004, six customers accounted for approximately 34% and 74%, respectively, of total revenues.

Note 16 - Segment Information

Reportable segments are based on internal organizational structure and are comprised of the Business & Technology division (“B&T”) or the Next Hire Consultants (“NHC”) division. The B&T division provides high-end, value-added software development services and the NHC division provides contract staff and permanent placement services.

Segment financial information is summarized as follows:

	B&T	NHC	Corporate and other	Total
2005 (Restated)
Revenue	3,316,597	445,836	6,254	$3,768,687
Depreciation and amortization	18,308	13,848	576,443	608,599
Interest expense	3,598	940	223,677	228,215
Net income (loss)	(318,855)	(29,760)	(1,370,293)	$(1,718,908)
Total assets	2,462,558	48,467	6,783,763	9,294,788
Expenditures for long-lived assets	-	-	34,988	34,988

2004
Revenue	646,997	-	9,679	$656,676
Depreciation and amortization	-	-	23,936	23,936
Interest expense	-	-	-	-
Net income (loss)	7,075	-	(2,740,762)	$(2,733,687)
Expenditures for long-lived assets	-	-	11,948	11,948

[Missing Graphic Reference]

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

ITEM 10 - EXECUTIVE COMPENSATION

Management Compensation

The following table contains information concerning compensation earned by our Management as of the end of Fiscal Year 2005.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Awards Securities Underlying Options/SARs (#)	All other Compensation
Robert C. Rhodes, CEO	2005	$133,333(1)	$		2,083,334	$0
	2004	$79,953 (2)		$50,000	1,666,667	$0
Richard N. Hartmann, COO	2005	$108,333		$0	1,458,334	$0
	2004	$44,057 (3)		$0	2,166,667	$0
Richard L. Steinle, VP	2005	$79,163 (4)		$0	168,619	$0
	2004	$0		$0	0	$0
Bob Johnson, VP	2005	$91,226 (5)		$0	225,000	$0
	2004	$0		$0	0	$0

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
All Executive Officers and Directors as a group (4 persons): 42,133,481

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13 - EXHIBITS

3.1	Articles of Incorporation. Incorporated by reference to Exhibit 1 to the SEVI Form 10-SB, filed with the Securities and Exchange Commission (the "Commission") on January 22, 2001.
3.11
Amendment to Articles of Incorporation, filed October 5, 2004.  Incorporated by reference to Exhibit 3.11 to SEVI's Amended Quarterly Report on Form 10-QSB, filed with the Commission on November 10, 2004.

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

10.17
Employment Agreement, dated as of August 2, 2004, between Systems Evolution, Inc. and Willie A. Jackson. Incorporated by reference to Exhibit 10.17 of SEVI’s Amendment No. 2 to this Registration Statement, filed with the Commission on June 7, 2005.

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

Dated:  June 15, 2006

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                                   Title                             Date

/s/ Robert C. Rhodes                Chairman of the Board,                   June 15, 2006
      Robert C. Rhodes                    Director,
                                                 Chief Executive Officer,

/s/ Robert C. Rhodes                         Chief Financial Officer                  June 15, 2006
Robert C. Rhodes

/s/ John B. Dewberry                           Director                                          June 15, 2006
John B. Dewberry

/s/ Patrick L. Anderson                        Director                                         June 15, 2006
Patrick L. Anderson

Exhibit Index

Exhibit Number	Description
31	Certification of Robert C. Rhodes Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Robert C. Rhodes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.