Form 10QSB/A
period 2005-08-31
SYSTEMS EVOLUTION, INC
filed 2006-06-16
CIK 104375

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
94,253,114 shares

SYSTEMS EVOLUTION INC.
INDEX
QUARTERLY REPORT ON FORM 10-QSB/A
FOR QUARTERLY PERIOD ENDED August 31, 2005

PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Consolidated Financial Statements
a.	Consolidated Balance Sheet as of August 31, 2005 (Unaudited) and May 31, 2005
b.	Consolidated Statements of Operations for the Three Months Ended August 31, 2005 and 2004 (Unaudited)

c.	Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2005 and 2004 (Unaudited)
                ITEM 2 - Management's Discussion and Analysis
ITEM 3 - Controls and Procedures
PART II. OTHER INFORMATION
ITEM 6 - Exhibits
SIGNATURES

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Statement Regarding This Amendment

This amendment to the Form 10-QSB for the period ended August 31, 2005, as previously filed on October 27, 2005 includes restated financial statements to properly reflect derivative accounting for warrants issued to consultants, the conversion features of the convertible notes payable and associated warrants.

Warrants issued to consultants and the warrants associated with the Convertible Notes payable have been accounted for as freestanding derivative liabilities instead of equity as was originally filed. Additionally, the embedded conversion options of the convertible notes payable have been bifurcated from the debt and accounted for separately as derivative liabilities instead of equity as was originally filed. We have added notes 6 and 7 further explaining the derivative liabilities and provided information on subsequent changes.

We are required to record the fair value of the embedded conversion options and the warrants on our balance sheet with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liabilities.” The effect on our consolidated statement of operations for the quarter ended August 31, 2005, was a decrease in our net loss of $70,779. The cumulative effect on our consolidated balance sheet as of August 31, 2005 was an additional liability of $5,345,527 and a decrease in stockholders' equity of $3,789,178.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Consolidated Financial Statements

SYSTEMS EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
August 31, 2005 and May 31, 2005
	August 31, 2005	May 31,
	(Unaudited)	2005
	(Restated)
ASSETS

Current Assets
Cash	$6,300	$66,060
Accounts receivable, net of allowance for doubtful accounts of $23,341	379,445	319,612
Unbilled revenue	455,935	476,541
Prepaid expenses and other current assets	60,406	71,580
Total Current Assets	902,086	933,793

Unamortized debt issue costs	5,298,540	5,331,382
Other assets	14,694	8,971
Furniture and equipment, net of accumulated depreciation of $147,649 and $132,361, respectively	127,926	127,330
Goodwill	1,231,648	1,231,648
Intangibles, net of $830,556 and $650,847 amortization and impairment, respectively	1,481,955	1,661,664
TOTAL ASSETS	$9,056,849	$9,294,788

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$401,236	$281,702
Accrued expenses	345,742	242,345
Deferred revenue	5,342	15,509
Notes payable	60,490	50,096
Notes payable - related parties	10,000	-
Derivative liability	6,392,293	5,731,053
Total Current Liabilities	7,215,103	6,320,705

Convertible notes, net of unamortized discount of $3,031,003	43,997	23,544
Long-term debt - related parties	134,494	133,599
Total Liabilities	7,393,594	6,477,848

STOCKHOLDERS' EQUITY
Common stock, no par value, 750,000,000 shares authorized, 89,133,114 and 82,471,423 shares issued and outstanding, respectively	7,469,086	7,297,683
Accumulated deficit	(5,805,831)	(4,480,743)
Total Stockholders' Equity	1,663,255	2,816,940
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,056,849	$9,294,788

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended August 31, 2005 and 2004
(unaudited)
	Three Months Ending August 31,
	2005 (Restated)	2004

Revenues	$1,355,388	$232,629

Cost of Goods Sold	498,240	-

Gross Profit	857,148	232,629

Operating Expenses:
Payroll and related costs	1,009,826	303,865
General, administrative, and selling	160,294	1,655,631
Depreciation & amortization	194,996	28,150
Operating loss	(507,968)	(1,755,017)

Interest income	1,111
Interest expense	(156,621)	(11,947)
Other costs	(370)	-
Gain (loss) on derivative liabilities	(661,240)	-

Net loss	$(1,325,088)	$(1,766,964)

Basic and diluted loss per share	$(0.02)	$(0.03)

Basic and diluted weighted average shares outstanding	86,381,546	54,637,571

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended August 31, 2005 and 2004
(unaudited)
	2005 (Restated)	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,325,088)	$(1,766,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative gain / (loss)	661,240	-
Depreciation and amortization	194,996	28,150
Amortization of discount on notes payable	20,453
Amortization of deferred financing costs	32,842
Shares issued for services	165,403	137,000
Stock options and warrant expense	-	1,387,550
Bad debt expense	-	13,627
Changes in:
Accounts receivable	(59,833)	(20,210)
Prepaid expenses and current assets	31,780	(22,684)
Other assets	(5,723)	-
Accounts payable	125,534	226,558
Accrued expenses	104,292	(26,136)
Accrued expenses	(10,167)	-
NET CASH USED IN OPERATING ACTIVITIES	(64,271)	(43,079)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in CMS acquisition, net of $10,000 paid	-	3,723
Purchase of equipment	(2,500)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	(2,500)	3,723

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt - related parties	17,011
Payments on notes payable and long-term debt	(10,000)	(14,943)
Proceeds from notes payable and long-term debt	-	22,527
Common stock issued for cash	-	12,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,011	19,834

NET CHANGE IN CASH	(59,760)	(19,522)
- Cash, beginning of period	$66,060	(19,522)
- Cash, end of period	$6,300	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$11,947
Income Taxes paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of CMS	$-	$104,000
Common stock issued for computer equipment	-	52,070

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

	Three Months Ending August 31,
	2005	2004
	(Restated)
Net loss as reported	$(1,325,088)	$(1,766,964)
Add: intrinsic value expense recorded	-	277,550
Deduct: total stock-based employee compensation expense determined under fair value based method	-	(426,568)
Pro forma net loss	$(1,325,088)	$(1,915,982)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.03)
Pro forma	(0.02)	(0.04)

The fair value of each option granted is estimated on the date of grant using the Cox-Ross-Rubenstein option-pricing model with the following weighted average assumptions: (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is from 181% to 781% and (4) zero expected dividends.

NOTE 3 - CONVERTIBLE NOTES

During 2005, SEVI issued a total of $3,075,000 in convertible promissory notes pursuant to private placements. Promissory notes for $1,825,000 are onvertible at the holder’s option into SEVI common stock at $0.05 per share, accrue interest at 8% per annum, and have 36,500,000 warrants attached to them. These warrants were denominated as Series A, B, C, and D warrants. The folloing table summarizes each series.

Series	Number of Shares	Exercise Price	Expiration
A	9,125,000	$0.06	90 days from registration of underlying common shares
B	9,125,000	$0.07	180 days from registration of underlying common shares
C	9,125,000	$0.08	270 days from registration of underlying common shares
D	9,125,000	$0.15	August 31, 2009
	36,500,000

Promissory notes for $1,500,000 are convertible ar the holders’ option into SEVI common stock at the lesser of 50% of the average of the three lowest trading prices 20 days prior to one day before the holder sends the conversion notice to SEVI or $0.13 per share, accrue interest at 8% per annum, and have 4,500,000 warrants attached to them. The exercise price of the warrants is $0.08 per share.  The warrants are exercisable for 5 years. Accrued interest and principal are due at maturity. $500,000 matures on December 30, 2006, $500,000 matures on January 14, 2007, and $250,000 matures on April 28, 2007.

The notes have been discounted for the fair value of the embedded conversion options and freestanding warrants accounted for as derivatives. All discounts will be amortized over the life of the notes using the effective interest method. The fair values of the derivatives were calculated using the Cox-Ross-Rubestein model. See note 7 for more information on the derivatives. Variables used in the Cox-Ross-Rubenstein model include (1) 2.75% to 3.84% risk-free interest rate, (2) expected volatility of 125% and (3) zero expected dividends.

A summary of the convertible notes at August 31, 2005 and May 31, 2005 is as follows:

	August 31, 2005	May 31, 2005
Gross proceeds from notes	$3,075,000	$3,075,000
Less: Value of derivatives	(3,075,000)	(3,075,000)
Less: Retirement of debt for stock	-	-
Add: Amortization of discounts	43,997	23,544
Carrying value of note on August 31, 2005	$43,997	$23,544
Less: Current portion	-	-
Long-term convertible notes, net	$43,997	$23,544

NOTE 4 - COMMON STOCK

During the three months ending August 31, 2005, SEVI issued the following shares:

•
In July 2005, SEVI issued 6,361,691 shares per a board resolution to offer restricted SEVI shares in exchange for all vested options in a one for one exchange (one vested option for one restricted SEVI share) as of May 31, 2005 for those still employed by SEVI as of June 30th, 2005. SEVI received a signed agreement from all option holders in order to receive the Share Grant that stipulates the Holder agrees to give up all un-vested options; these agreements amended all employment contracts then in force as of May 31, 2005.

•	In July 2005, SEVI issued 300,000 shares valued at $6,000 to directors of SEVI as of December 2004.

During the three months ended August 31, 2004, SEVI issued the following shares:

•	32,258 shares of common stock sold for proceeds totaling $10,000.
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

	As reported	CMS	Next Hire	Duration	Pro forma
Revenues	$ 232,629	$211,171	$ 83,454	$868,535	$1,395,789
Net gain (loss)	(1,766,964)	(11,863)	3,783	341,804	(1,433,240)

Loss per share	(0.03)	(11.86)	1.08	341.80	(0.03)
Weighted shares outstanding	54,637,571	1,000	3,500	1,000	54,643,071

NOTE 6 - SEGMENT INFORMATION

Reportable segments are based on internal organizational structure and are comprised of the Business & Technology division (“B&T”) or the Next Hire Consultants (“NHC”) division. The B&T division provides high-end, value-added software development services and the NHC division provides contract staff and permanent placement services.

Segment financial information is summarized as follows:

	B&T	NHC	Corporate and other (Restated)	Total
Three Months ending August 31, 2005 (Restated)
Revenue	$1,109,943	$ 244,135	$ 1,310	$1,355,388
Depreciation and amortization	10,094	5,193	179,709	194,996
Interest expense	1,278	-	155,343	156,621
Net income (loss)	(14,286)	38,849	(1,349,651)	(1,325,088)
Total assets	1,438,681	43,274	7,574,894	9,056,849
Expenditures for long-lived assets	-	-	15,884	15,884

Three Months ending August 31, 2004
Revenue	$ 232,629	$ -	$ -	$232,629
Depreciation and amortization	-	-	28,150	28,150
Interest expense	-	-	11,947	11,947
Net income (loss)	-	-	(1,766,964)	(1,766,964)
Expenditures for long-lived assets	-	-	-	-

NOTE 7 - DERIVATIVES

SEVI evaluated the application of SFAS 133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives:

1)	Embedded conversion option of Convertible Notes

2)	Warrants to purchase common stock associated with the Convertible Notes

3)	Warrants to purchase common stock issued with consulting agreements for two individuals (“Consulting Warrants”)

Based on the guidance in SFAS 133 and EITF 00-19, SEVI bifurcated and separately accounted for the embedded conversion options of the Convertible Notes Payable because the conversion price was not fixed and was not convertible into a fixed number of shares.

Furthermore, SEVI concluded that the exercise price and the number of shares to be issued under the “Consulting Warrants” and the Convertible Notes Warrants are fixed. However, because the Convertible Notes might result in issuing an indeterminate number of shares, it cannot be concluded that SEVI has a sufficient number of authorized shares to settle either group of warrants. As such, the warrants were accounted for as derivative liabilities.

SEVI is required to record the fair value of the conversion options and the warrants on its balance sheet with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The derivative liabilities were not previously classified as such in SEVI's historical financial statements causing those financial statements to be restated. See Note 8 for details.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of August 31, 2005 is as follows:

Embedded conversion option in Convertible Debenture	$ 5,318,167
Convertible Debenture warrants	603,175
Consulting warrants	470,951

Total	$ 6,392,293

And the impact on statements of operations for the three months ended August 31, 2005 is as follows:

	Three months ended August 31,
	2005	2004
Note Payable	$ (694,457)	-
Convertible Debenture & warrants	20,464	-
Consulting warrants	12,753	-

Total gain (loss) on embedded derivative liabilities:	(661,240)	-

NOTE 8 - RESTATEMENT

SEVI has restated its 2005 quarterly financial statements from amounts previously reported. SEVI has determined that certain financial instruments issued by SEVI contain features that require accounting for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion features of the Note Payable and Convertible Debentures and associated warrants were originally accounted for as equity and should have been accounted for as derivative liabilities. Note 7 was added to disclose the derivative instrument liabilities and provided information on subsequent changes. In addition, SEVI has modified the estimated volatility used in the Cox-Ross-Rubenstein option pricing model used to value the warrants issued to consultants, the warrants issued to the debentures holders and the conversion features embedded in the Note Payable and the Convertible Debentures. Additionally, SEVI has changes the amortization of the discount to be on the effective interest method instead of the straight-line method.

SEVI is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative instrument liabilities.”

Following is a summary of the restatement adjustments:

	Balance Sheet August 31, 2005			Balance Sheet May 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Current assets	$ 902,086		$ 902,086	$ 933,793		$ 933,793
Deferred financing costs	3,742,191	$ 1,556,349	5,298,540	4,236,848	$ 1,094,534	5,331,382
Other long-term assets	2,856,223		2,856,223	3,029,613		3,029,613

Total assets	$ 7,500,500	$ 1,556,349	$ 9,056,849	$ 8,200,254	$ 1,094,534	$ 9,294,788

Current liabilities	$ 822,810		$ 822,810	$ 589,652		$ 589,652
Current portion of convertible notes, net	-		-	-		-
Derivative liability	-	$ 6,392,293	6,392,293	-	$ 5,731,053	5,731,053
Convertible note	1,090,763	(1,046,766)	43,997	800,107	(776,563)	23,544
Long-term debt - related parties	134,494		134,494	133,599		133,599

Total liabilities	2,048,067	5,345,527	7,393,594	1,523,358	4,954,490	6,477,848

Common stock	15,656,465	(8,187,379)	7,469,086	15,485,062	(8,187,379)	7,297,683
Accumulated deficit	(10,204,032)	4,398,201	(5,805,831)	(8,808,166)	4,327,423	(4,480,743)

Total equity	5,452,433	(3,789,178)	1,663,255	6,676,896	(3,859,956)	2,816,940

Total Liabilities and Equity	$ 7,500,500	$ 1,556,349	$ 9,056,849	$ 8,200,254	$ 1,094,534	$ 9,294,788

	Three Months Ended August 31,
	As Reported	Adjustments	As Restated

Gross Profit	$ 857,148		$ 857,148

Operating Expenses:
Payroll and related	1,009,826		1,009,826
General and administrative	160,294		160,294
Depreciation and amortization	194,996		194,996

Operating loss	(507,968)		(507,968)

Interest expense	(888,640)	$ 732,019	(156,621)
Other income	1,111		1,111
Other costs	(370)		(370)
Gain (loss) on derivative instrument liabilities	-	(661,240)	(661,240)

Net loss	$ (1,395,867)	$ 70,779	$(1,325,088)

Basic and diluted loss per share	$ (0.02)		$ (0.02)

NOTE 9 - SUBSEQUENT EVENT

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

Net loss from operations decreased from $1,755,017 for the three month period ended August 31, 2004 to $1,325,088 for the three month period ended August 31, 2005. The decrease in the loss is attributable to no consulting services paid by stock within the period as well as improved revenue generating capabilities provided by our two operating segments, offset by additional expenses from the change in value of derivatives..

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

Derivatives

The gain (loss) on derivative liabilities changed from $0 for the three month period ended August 31, 2004 to a loss of $661,240 for the three month period ended August 31, 2005. This change is the result of additional derivative liabilities and the negative change in the valuation of the derivative liabilities.

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

Deferred Financing Costs

Deferred financing costs relate to the cost incurred in the arrangement of Systems Evolution Inc.'s debt agreement and are being amortized using the effective interest method over the terms of the related debt.

ITEM 3 - Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and for late filing and derivative accounting and disclosures.

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

ITEM 6 - Exhibits and Report on Form 10-QSB/A

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

Dated: June 15, 2006

/s/ Robert C. Rhodes

Robert C. Rhodes
Chief Executive Officer
and Chief Financial Officer