Form 10QSB/A
period 2005-11-30
SYSTEMS EVOLUTION, INC
filed 2006-06-16
CIK 104375

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
106,258,626 shares

SYSTEMS EVOLUTION INC.
INDEX
QUARTERLY REPORT ON FORM 10-QSB/A
FOR QUARTERLY PERIOD ENDED November 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1	Unaudited Consolidated Financial Statements
a.	Consolidated Balance Sheet as of November 30, 2005 (Unaudited) and May 31, 2005
b.	Consolidated Statements of Operations for the Three And Six Months Ended November 30, 2005 and 2004 (Unaudited)
c.	Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2005 and 2004 (Unaudited)
d.	Notes to Consolidated Financial Statements (Unaudited)
ITEM 2	Management's Discussion and Analysis
ITEM 3	Controls and Procedures

PART II. OTHER INFORMATION
  ITEM 6 - Exhibits

SIGNATURES

EXHIBIT 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Statement Regarding This Amendment

This amendment to the Form 10-QSB for the period ended November 30, 2005, as previously filed on January 17, 2006 includes restated financial statements to properly reflect derivative accounting for warrants issued to consultants, the conversion features of the convertible notes payable and associated warrants.

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

We are required to record the fair value of the embedded conversion options and the warrants on our balance sheet with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liabilities.” The effect on our consolidated statement of operations for the quarters ended November 30, 2005 and 2004 of the non-cash changes related to accounting separately for these derivative liabilities and modifying the estimated volatility was an increase in our net loss of $ 1,199,940 and $2,767, respectively. The cumulative effect on our consolidated balance sheets as of November 30, 2005 and 2004 was an additional liability of $6,836,900 and $6,741,885, respectively and a decrease in stockholders' equity of $5,230,501 and $6,566,162 respectively.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1 - Unaudited Consolidated Financial Statements

SYSTEMS EVOLUTION, INC.
CONSOLIDATED BALANCE SHEET
November 30, 2005 and May 31, 2005

                                                                                                                                                                                                                             November 30,                                                   May 31,
                                                                                                                                                                               2005                                                               2005
                                                                                                                                                                                         (Unaudited)
               (Restated)
ASSETS

Current Assets
Cash	$7,755	$66,060
Accounts receivable, net of allowance for doubtful accounts of $23,341	493,286	319,612
Unbilled revenue	318,706	476,541
Prepaid expenses and other current assets	37,947	71,580
Total Current Assets	857,694	933,793

Deferred financing cost, net of $521,034 and $36,033 accumulated amortization, respectively	4,853,934	5,331,382
Other assets	10,639	8,971
Furniture and equipment, net of accumulated depreciation of $162,936 and $132,361, respectively	112,638	127,330
Goodwill	1,231,648	1,231,648
Intangibles, net of $1,010,265, and $650,847 amortization and impairment, respectively	1,302,246	1,661,664
TOTAL ASSETS	$8,368,799	$9,294,788

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$500,428	$281,702
Accrued expenses	452,321	242,345
Unearned service revenues	3,198	15,509
Notes payable	79,193	50,096
Derivative liability	7,993,437	5,731,053
Total Current Liabilities	9,028,577	6,320,705

Deferred rents	19,222	-
Convertible note, net of unamortized discount of $2,944,563	80,437	23,544
Long-term debt - related parties	131,509	133,599
Total Liabilities	9,259,745	6,477,848

STOCKHOLDERS' EQUITY/ (DEFICIT)
Common stock, no par value, 750,000,000 shares authorized, 106,258,626 and 82,471,423shares issued and outstanding, respectively	7,773,758	7,297,683
Accumulated deficit	(8,664,704)	(4,480,743)
Total Stockholders' Equity / (Deficit)	(890,946)	2,816,940

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$8,368,799	$9,294,788

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2005 and 2004
(Unaudited)

	Three Months		Six Months
Ending November 30,	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)

Revenues	$1,049,601	$839,047	$2,404,989	$1,083,503

Cost of Goods Sold	419,630	106,035	917,870	117,862

Gross Profit	629,971	733,012	1,487,119	965,641

Operating Expenses:
Payroll and related costs	890,449	1,161,312	1,900,275	1,465,177
General, administrative, and selling	319,365	319,389	479,659	1,848,107
Depreciation & amortization	194,997	251,159	389,993	406,222

Operating loss	(774,840)	(998,848)	(1,282,808)	(2,753,865)

Interest expense	(730,689))	(63,734)	(887,310)	(75,681)
Other Income	14,820	-	15,931	-
Gain (loss) on derivative liabilities	(1,359,761)	(555,150)	(2,021,001)	(555,150)
Other costs	(8,403)	-	(8,773)	-

Net income / (loss)	$(2,858,873)	$(1,617,732	$(4,183,961)	$(3,384,696)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.05)

Basic and diluted weighted average shares outstanding	101,015,247	67,239,771	93,593,484	65,888,643

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended November 30, 2005 and 2004
(unaudited)

	2005 (Restated)	2004 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,183,961)	$(3,384,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative gain / (loss)	2,021,001	555,150
Depreciation and amortization	389,993	406,222
Amortization of discount on notes payable	206,893	5,087
Amortization of deferred financing costs	477,448	13,366
Shares issued for services	292,058	162,050
Stock options and warrant expense	-	1,536,486
Tax benefit	-	(4,703)
Changes in:
Accounts receivable	(173,674)	(3,538)
Prepaid expenses and other assets	33,633	(144,768)
Unbilled revenue	157,835	-
Other assets	(1,668)	(58,947)
Accounts payable	224,726	221,794
Unearned service revenue	(12,311)	-
Accrued expenses	229,376	(99,475)
NET CASH USED IN OPERATING ACTIVITIES	(338,651)	(795,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of CMS	-	3,723
Purchase of Next Hire	-	(12,811)
Purchase of Duration Software	-	(425,836)
Purchase of equipment	(2,500)	(34,988)
NET CASH USED IN INVESTING ACTIVITIES	(2,500)	(469,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt	25,714	82,527
Payments on notes payable and long-term debt	(10,000)	(426,958)
Proceeds from convertible notes	250,000	1,825,000
Deferred rent	17,132	-
Deferred financing costs	-	(286,616)
Proceeds from exercise of warrants	-	2,250
Common stock issued for cash	-	124,840
NET CASH PROVIDED BY FINANCING ACTIVITIES	282,846	1,321,043

NET CHANGE IN CASH	$(58,305)	$55,159

Cash, beginning of period	66,060	19,522
Cash, end of period	$7,755	$74,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	3,287
Income Taxes paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of CMS	-	144,000
Common stock issued for acquisition of Duration	-	2,550,000
Common stock issued for acquisition of Next Hire	-	40,000
Common stock issued for computer equipment	-	52,070
Common stock issued for debt	175,400	-
Discount of notes payable	250,000	-

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

NOTE 2 - STOCK BASED COMPENSATION

SEVI accounts for stock-based compensation under the intrinsic value method. Under this method, SEVI recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if SEVI had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended November 30, 2005 and 2004:

	Three Months Ending November 30,
	2005 (Restated)	2004 (Restated)

Net income / (loss) as reported	$(2,858,873)	$(1,617,732)
Add: Intrinsic value expense recorded	-	148,936
Deduct: Total stock - based employee compensation expense determined under fair value based method	-	(312,010)
Pro forma net income / (loss)	$(2,858,873)	$(1,780,806)

Basic and diluted net loss per common share:
As reported	$(0.03)	$(0.03)
Pro forma	(0.03)	(0.03)

	Six Months Ending November 30,
	2005 (Restated)	2004 (Restated)

Net income / (loss) as reported	$(4,183,961)	$(3,384,696)
Add: Intrinsic value expense recorded	-	426,486
Deduct: Total stock - based employee compensation expense determined under fair value based method	-	(738,578)
Pro forma net income / (loss)	$(4,183,961)	$(3,696,968)

Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.05)
Pro forma	(0.04)	(0.06)

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

The notes have been discounted for the fair value of the embedded conversion options and freestanding warrants accounted for as derivatives. All discounts will be amortized over the life of the notes using the effective interest method. The relative fair values of the derivatives were calculated using the Cox-Ross-Rubenstein model. See note 6 for more information on the derivatives. Variables used in the Cox-Ross-Rubenstein model include (1) 2.75% to 3.84% risk-free interest rate, (2) expected volatility 125% and (3) zero expected dividends.

A summary of the convertible notes at November 30, 2005 and May 31, 2005 is as follows:

	November 30, 2005	May 31, 2005
Gross proceeds from notes	$3,325,000	$3,075,000
Less: Value of derivatives	(3,325,000)	(3,075,000)
Less: Retirement of debt for stock	(150,000)	-
Add: Amortization of discounts	230,437	23,544
Carrying value of note on November 30, 2005	$80,437	$23,544
Less: current portion	-	-
Long-term convertible notes, net	$80,437	$23,544

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

During the three months ending November 30, 2005, SEVI issued the following shares:

•
In September 2005, SEVI issued 3,120,000 shares in exchange for the conversion of a $150,000 convertible promissory note held by Platinum Partners Value Arbitrage Fund LP and the associated accrued interest of $6,000.

•	In November 2005, SEVI issued 1,340,000 shares valued at $0.01 per share in exchange for interest accrued on the convertible notes issued September 2004.
•	In November 2005, SEVI issued 4,000,000 shares valued at $0.01 per share in exchange for an executed release from an employment contract with an officer of SEVI.
•	In November 2005, SEVI issued 4,500,000 shares valued at $0.01 per share, per board resolution, to individuals taking on new management positions with SEVI.
•	In November 2005, SEVI issued 4,165,512 shares valued at $0.01 per share, per board resolution to individuals for services.

Note 5 - Segment Information

Reportable segments are based on internal organizational structure and are comprised of the Business & Technology division (“B&T”) or the Next Hire Consultants (“NHC”) division. The B&T division provides high-end, value-added software development services and the NHC division provides contract staff and permanent placement services.

Segment financial information is summarized as follows:

(Restated)	B&T	NHC	Corporate and other	Total
Three Months ended November 30, 2005
Revenue	$888,095	$161,235	$271	$1,049,601
Depreciation and amortization	4,950	-	190,047	194,997
Interest expense	631	-	730,058	730,689
Net income (loss)	(244,022)	(25,130)	(2,589,721)	(2,858,873)
Total assets	1,264,165	38,081	7,066,553	8,368,799
Expenditures for long-lived assets	-	-	-	-

Three Months ended November 30, 2004
Revenue	$732,169	$99,832	$7,046	$839,047
Depreciation and amortization	3,865	-	247,294	251,159
Interest expense	1,771	940	61,023	63,734
Net income (loss)	(404,828)	(24,730)	(1,188,174)	(1,617,732)
Expenditures for long-lived assets	2,500	-	-	2,500

Six Months ending November 30, 2005
Revenue	$1,998,018	$405,370	$1,601	$2,404,989
Depreciation and amortization	9,523	-	380,470	389,993
Interest expense	2,189	-	885,121	887,310
Net income (loss)	(262,877)	12,855	(3,933,909)	(4,183,961)
Expenditures for long-lived assets	2,500	-	-	2,500

Six Months ended November 30, 2004
Revenue	$976,136	$99,832	$7,535	$1,083,503
Depreciation and amortization	3,865	-	402,357	406,022
Interest expense	2,142	940	72,599	75,681
Net income (loss)	(439,146)	(56,004)	(2,889,546)	(3,384,696)
Expenditures for long-lived assets	34,988	-	-	34,988

NOTE 6 - DERIVATIVES

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

SEVI is required to record the fair value of the conversion options and the warrants on its balance sheet with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” The derivative liabilities were not previously classified as such in SEVI's historical financial statements causing those financial statements to be restated. See Note 7 for details.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of November 30, 2005 is as follows:

Embedded conversion option in Convertible Debenture	$ 7,667,333
Convertible Debenture warrants	181,685
Consulting warrants	144,419

Total	$ 7,993,437

The fair values were calculated using the Cox-Ross-Rubenstein model. Variables used in the Cox-Ross-Rubenstein model include (1) 4.69% risk-free interest rate, (2) expected volatility of 125% and (3) zero expected dividends. The impact on statements of operations for the three and six months ended November 30, 2005 is as follows:

	Three months ended November 30,		Six months ended November 30,
	2005	2004	2005	2004
Embedded conversion option in Convertible Debenture	$ (2,162,595)	$ (8,340,636)	$ (2,857,050)	$ (8,340,636)
Convertible Debenture & warrants	476,302	4,833,876	496,765	4,833,876
Consulting warrants	326,532	2,951,610	339,284	2,951,610

Total gain (loss) on embedded derivative liabilities:	$ (1,359,761)	$ (555,150)	$ (2,021,001)	$ (555,150)

NOTE 7 - RESTATEMENT

SEVI has restated its 2005 quarterly financial statements from amounts previously reported. SEVI has determined that certain financial instruments issued by SEVI contain features that require accounting for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion options of the Note Payable and Convertible Debentures and their associated warrants were originally accounted for as equity and should have been accounted for as derivative liabilities. Note 6 was added to disclose their derivative instrument liabilities and provide information on subsequent changes. In addition, SEVI has modified the estimated volatility used in the Black-Scholes option pricing model used to value the warrants issued to consultants, the warrants issued to the debentures holders and the conversion options embedded in the Note Payable and the Convertible Debentures.

SEVI is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative instrument liabilities.”

Following is a summary of the restatement adjustments:

	Balance Sheet November 30, 2005			Balance Sheet May 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash	$ 7,755		$ 7,755	$ 66,060		$ 66,060
Accounts receivable	493,286		493,286	319,612		319,612
Unbilled revenue	318,706		318,706	476,541		476,541
Prepaid expenses and other current assets	37,947		37,947	71,580		71,580
Deferred financing costs	3,247,535	$ 1,606,399	4,853,934	4,236,848	$ 1,094,534	5,331,382
Other assets	10,639		10,639	8,971		8,971
Furniture and equipment	112,638		112,638	127,330		127,330
Goodwill	1,231,648		1,231,648	1,231,648		1,231,648
Intangibles	1,302,246		1,302,246	1,661,664		1,661,664

Total assets	$ 6,762,400	$ 1,606,399	$ 8,368,799	$ 8,200,254	$ 1,094,534	$ 9,294,788

Accounts payable	$ 500,428		$ 500,428	$ 281,702		$ 281,702
Accrued expenses	452,321		452,321	242,345		242,345
Deferred revenue	3,198		3,198	15,509		15,509
Notes payable	79,193		79,193	50,096		50,096
Current portion of convertible notes, net	-		-	-		-
Derivative liability		$ 7,993,437	7,993,437	-	$ 5,731,053	5,731,053
Deferred Rents	19,222		19,222	-		-
Convertible note	1,236,974	(1,156,537)	80,437	800,107	(776,563)	23,544
Long-term debt - related parties	131,509		131,509	133,599		133,599

Total liabilities	2,422,845	6,836,900	9,259,745	1,523,358	4,954,490	6,477,848

Common stock	16,202,520	(8,428,762)	7,773,758	15,485,062	(8,187,379)	7,297,683
Accumulated deficit	(11,862,965)	3,198,261	(8,664,704)	(8,808,166)	4,327,423	(4,480,743)

Total equity/(deficit)	4,339,555	(5,230,501)	(890,946)	6,676,896	(3,859,956)	2,816,940

Total Liabilities and Equity/(Deficit)	$ 6,762,400	$ 1,606,399	$ 8,368,799	$ 8,200,254	$ 1,094,534	$ 9,294,788

	Three Months Ended November 30, 2005,			Three Months Ended November 30, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Gross Profit	$ 629,971		$ 629,971	$ 733,012		$ 733,012

Operating Exp;enses:
Payroll and related	890,449		890,449	1,161,312		1,161,312
General and administrative	320,602	(1,237)	319,365	353,034	(33,645)	319,389
Depreciation and amortization	194,997		194,997	223,009	28,150	251,159

Operating loss	(776,077)	1,237	(774,840)	(1,004,343)	5,495	(998,848)

Interest expense	(890,511)	$ 159,822	(730,689)	(610,622)	$ 546,888	(63,734)
Other income	13,201	1,619	14,820	-		-
Other costs	(5,546)	(2,857)	(8,403)	-		-
Gain (loss) on derivative instrument liabilities	-	(1,359,761)	(1,359,761)	-	(555,150)	(555,150)

Net income / (loss)	$ (1,658,933)	$ (1,199,940)	$ (2,858,873)	$(1,614,965)	$ (2,767)	$ (1,617,732)

Basic and diluted loss per share	$ (0.02)		$ (0.03)	$ (0.02)		$ (0.02)

	Six Months Ended November 30, 2005,			Six Months Ended November 30, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Gross Profit	$ 1,487,119		$ 1,487,119	$ 965,641		$ 965,641

Operating Expenses:
Payroll and related costs	1,900,275		1,900,275	1,465,177		1,465,177
General , administrative and selling	479,659		479,659	2,003,170	(155,063)	1,848,107
Depreciation and amortization	389,993		389,993	251,159	155,063	406,222

Operating loss	(1,282,808)		(1,282,808)	(2,753,865)		(2,753,865)

Interest expense	(1,779,149)	$ 891,839	(887,310)	(628,064)	552,383	(75,681)
Other income	15,931		15,931	-		-
Other costs	(8,773)		(8,773)	-		-
Gain (loss) on derivative instrument liabilities	-	(2,021,001)	(2,021,001)	-	(555,150)	(555,150)

Net loss	$ (3,054,799)	$ (1,129,162)	$ (4,183,961)	$(3,381,929)	$ (2,767)	$(3,384,696)

Basic and diluted loss per share	$ (0.03)	$ (0.01)	$ (0.04)	$ (0.05)		$ (0.05)

[Missing Graphic Reference]

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

Net from operations decreased from a net loss of $(1,617,732) for the three month period ended November 30, 2004 to a net loss of $(2,858,873) for the three month period ended November 30, 2005. The increase in the loss is attributable to services paid by stock within the period and a loss on derivative instrument liabilities.

Operating Expenses

Payroll and related costs make up the majority of our cost of revenue. Total payroll and related costs decreased from $1,161,312 for the three month period ended November 30, 2004 to $890,449 for the three month period ended November 30, 2005, a decrease of 23%. This decrease is attributed to reduction in operations related staff.

General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses decreased from $319,889 for three month period ended November 30, 2004 to $319,365 for the three month period ended November 30, 2005. This decrease is related to retaining a small administrative management team and little ongoing professional services.

Derivatives

The gain (loss) on derivative liabilities changed from a loss of $551,150 for the three month period ended November 30, 2004 to a loss of $1,359,761 for the three month period ended November 30, 2005. This change is the result of additional derivative liabilities and the negative change in the valuation of the derivative liabilities.

Liquidity and Capital Resources

Net cash used in operating activities was $338,651 for the six month period ended November 30, 2005 compared to $795,972 used by operating activities for the six month period ended November 30, 2004.

Net cash provided by financing activities was $282,846 for the six month period ended November 30, 2005 compared to $1,321,043 for six month period ended November 30, 2004.

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

Deferred Financing Costs

Deferred financing costs relate to the cost incurred in the arrangement of Systems Evolution Inc.'s debt agreement and are being amortized using the effective-interest method over the terms of the related debt.

ITEM 3 - Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The disclosure control and procedures were not effective due to late filing and derivative accounting and disclosures.

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