Form 10QSB/A
period 2005-11-30
SYSTEMS EVOLUTION, INC
filed 2006-06-16
CIK 104375

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

PART I. FINANCIAL INFORMATION

ITEM 1 - Unaudited Consolidated Financial Statements

SYSTEMS EVOLUTION, INC.
CONSOLIDATED BALANCE SHEET
November 30, 2005 and May 31, 2005

ASSETS	November 30, 2005 (Unaudited) (Restated)	May 31, 2005 (Restated)

Current Assets
Cash	$7,755	$66,060
Accounts receivable, net of allowance for doubtful accounts of $23,341	493,286	319,612
Unbilled revenue	318,706	476,541
Prepaid expenses and other current assets	37,947	71,580
Total Current Assets	857,694	933,793

Deferred financing cost, net of $521,034 and $36,033 accumulated amortization, respectively	4,853,934	5,331,382
Other assets	10,639	8,971
Furniture and equipment, net of accumulated depreciation of $162,936 and $132,361, respectively	112,638	127,330
Goodwill	1,231,648	1,231,648
Intangibles, net of $1,010,265, and $650,847 amortization and impairment, respectively	1,302,246	1,661,664
TOTAL ASSETS	$8,368,799	$9,294,788

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$500,428	$281,702
Accrued expenses	452,321	242,345
Unearned service revenues	3,198	15,509
Notes payable	79,193	50,096
Derivative liability	7,993,437	5,731,053
Total Current Liabilities	9,028,577	6,320,705

Deferred rents	19,222	-
Convertible note, net of unamortized discount of $2,944,563	80,437	23,544
Long-term debt - related parties	131,509	133,599
Total Liabilities	9,259,745	6,477,848

STOCKHOLDERS' EQUITY/ (DEFICIT)
Common stock, no par value, 750,000,000 shares authorized, 106,258,626 and 82,471,423shares issued and outstanding, respectively	7,773,758	7,297,683
Accumulated deficit	(8,664,704)	(4,480,743)
Total Stockholders' Equity / (Deficit)	(890,946)	2,816,940

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$8,368,799	$9,294,788

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