Form 10QSB/A
period 2006-02-28
SYSTEMS EVOLUTION, INC
filed 2006-06-16
CIK 104375

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
187,922,760 shares

SYSTEMS EVOLUTION INC.
INDEX
QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTERLY PERIOD ENDED February 28, 2006

PART I. FINANCIAL INFORMATION
ITEM 1 - Unaudited Consolidated Financial Statements
a.	Consolidated Balance Sheets as of February 28, 2006 (Unaudited) and May 31, 2005
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

Statement Regarding This Amendment

This amendment to the Form 10-QSB for the period ended February 28, 2006, as previously filed on April 19, 2006 includes restated financial statements to properly reflect derivative accounting for warrants issued to consultants, the conversion features of the convertible notes payable and associated warrants.

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

We are required to record the fair value of the embedded conversion options and the warrants on our balance sheet with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liabilities.” The effect on our consolidated statement of operations for the quarters ended February 28, 2006 and 2005 of the non-cash changes related to accounting separately for these derivative liabilities and modifying the estimated volatility was an increase in our net loss of $8,273,975 and a decrease in our net loss of $3,083,064, respectively. The cumulative effect on our consolidated balance sheets as of February 28, 2006 and 2005 was an additional liability of $15,383,398 and $5,616,981, respectively and a decrease in stockholders' equity of $13,481,316 and $4,998,498, respectively.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1 - Unaudited Consolidated Financial Statements

SYSTEMS EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
February 28, 2006 and May 31, 2005
(Unaudited)
                                                                                                                                                                           February 28,                                                               May 31,
                                                                                                                                                                                               2006                                                                            2005
                                                                                                                                                                                                          (Restated)                                                               (Restated)
ASSETS

Current Assets
Cash	$6,404	$66,060
Accounts receivable, net of allowance for doubtful accounts of $17,211 and $23,341	560,825	319,612
Unbilled revenue	223,479	476,541
Prepaid expenses and other current assets	18,537	71,580
Total Current Assets	809,245	933,793

Unamortized debt issue costs, net of accumulated amortization of $720,010 and $43,586, respectively	4,654,958	5,331,382
Other assets	10,639	8,971
Furniture and equipment, net of accumulated depreciation of $178,224 and $132,361, respectively	99,308	127,330
Goodwill	1,231,648	1,231,648
Intangibles, net of $1,189,971 and $650,847 amortization and impairment, respectively	1,122,537	1,661,664
TOTAL ASSETS	$7,928,335	$9,294,788

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$605,523	$281,702
Accrued expenses	597,969	242,345
Deferred revenue	-	15,509
Notes payable	57,419	50,096
Current portion of convertible notes, net of unamortized discount of $75,754	77,482	-
Derivative liability	16,748,720	5,731,053
Total Current Liabilities	18,087,113	6,320,705

Deferred rents	19,546	-
Convertible notes, net of unamortized discount of $264,084	74,739	23,544
Long-term debt - related parties	131,509	133,599
Total Liabilities	18,312,907	6,477,848

STOCKHOLDERS' DEFICIT
Common stock, no par value, 750,000,000 shares authorized, 187,922,760 shares issued and outstanding	7,857,464	7,297,683
Accumulated deficit	(18,242,036)	(4,480,743)
Total Stockholders' Deficit	(10,384,572)	2,816,940
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,928,335	$9,294,788

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended February 28, 2006 and 2005
(unaudited)

	Three Months		Nine Months
	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Revenues	$1,116,756	$1,798,459	$3,521,743	$3,277,505

Cost of Goods Sold	298,591	349,792	1,216,459	863,267

Gross Profit	818,165	1,448,667	2,305,284	2,414,308

Operating Expenses:
Payroll and related costs	847,706	1,500,352	2,747,981	2,965,529
General, administrative, and selling	158,241	544,178	639,377	2,547,348
Depreciation & amortization	194,996	245,450	583,032	496,609

Operating loss	(382,778)	(841,313)	(1,665,106)	(3,595,178)

Interest expense	(416,046)	(70,544)	(1,303,356)	(146,225)
Gain (loss) on derivative liabilities	(8,777,651)	2,414,999	(10,798,652)	1,859,849
Other Income	6	4,703	15,937	4,703
Other costs	(1,343)	-	(10,116)	-

Net income / (loss)	$(9,577,812)	$1,507,845	$(13,761,293)	$(1,876,851)

Basic loss per share	$(0.09)	$0.02	$(0.09)	$(0.03)
Diluted loss per share	$(0.09)	$0.01	$(0.09)	$(0.03)

Weighted average shares outstanding	107,974,507	79,481,122	146,695,700	68,385,086
Fully diluted weighted average shares outstanding	107,974,507	244,390,213	146,695,700	68,385,086

SYSTEMS EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 28, 2006 and 2005
(unaudited)

	2006 (Restated)	2005 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,761,293)	$ (1,876,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative gain / (loss)	10,798,652	(1,859,849)
Depreciation and amortization	583,032	553,138
Amortization of discount on notes payable	320,015	12,414
Amortization of deferred financing costs	676,424	24,981
Shares issued for services	312,058	1,866,801
Shares issued for bonus	-	32,694
Tax benefit	-	(4,703)
Changes in:
Accounts receivable	(241,214)	(78,548)
Prepaid expenses and other current assets	306,105	(372,515)
Other assets	(1,668)	(58,947)
Accounts payable	329,822	18,523
Unearned service revenue	(15,509)	-
Accrued expenses	375,024	89,571
NET CASH USED IN OPERATING ACTIVITIES	(318,552)	(1,633,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of CMS	-	3,723
Purchase of Next Hire	-	(12,811)
Purchase of Duration Software	-	(425,836)
Purchase of equipment	(2,500)	(34,988)
NET CASH USED IN INVESTING ACTIVITIES	(2,500)	(469,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term debt	3,940	238,399
Payments on notes payable and long-term debt	(10,000)	(687,292)
Proceeds from convertible notes	250,000	2,825,000
Deferred rent	17,456	-
Cash paid for financing costs	-	(358,468)
Common stock issued for cash	-	124,840
Proceeds from exercise of warrants	--	2,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	261,396	2,144,729

NET CHANGE IN CASH	(59,656)	41,526
- Cash, beginning of period	66,060	19,522
- Cash, end of period	$6,404	$ 61,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,792	$ 26,677
Income Taxes paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of CMS	-	104,000
Common stock issued for acquisition of Duration	-	2,250,000
Common stock issued for acquisition of Next Hire	-	40,000
Common stock issued for computer equipment	-	52,070
Common stock issued for debt	216,738	31,029
Discount of notes payable	250,000	-

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

NOTE 2 - STOCK BASED COMPENSATION

SEVI accounts for stock-based compensation under the intrinsic value method. Under this method, SEVI recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if SEVI had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the nine months ended February 28, 2006 and 2005:

		Three Months Ending February 28,
	2006 (Restated)	2005 (Restated)

Net income / (loss) as reported	$ (9,577,812)	$1,507,845
Add: intrinsic value expense recorded	-	108,265
Deduct: total stock-based employee compensation expense determined under fair value based method	-	(374,039)
Pro forma net loss	$(9,577,812)	$ 1,242,071

Basic and diluted net loss per common share:
As reported	$(0.09)	$ 0.02
Pro forma	(0.09)	0.02

		Nine Months Ending February 28,
	2006 (Restated)	2005 (Restated)

Net income / (loss) as reported	$ (13,761,293)	$(1,876,851)
Add: intrinsic value expense recorded	-	534,751
Deduct: total stock-based employee compensation expense determined under fair value based method	-	(1,112,617)
Pro forma net loss	$(13,761,293)	$ (2,454,717)

Basic and diluted net loss per common share:
As reported	$(0.09)	$ (0.03)
Pro forma	(0.09)	(0.04)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is from 181% to 781% and (4) zero expected dividends.

NOTE 3 - CONVERTIBLE NOTES

During 2005, SEVI issued a total of $3,075,000 in convertible promissory notes pursuant to a private placement. Promissory notes for $1,825,000 are convertible at the holder’s option into SEVI common stock at $0.05 per share, accrue interest at 8% per annum, and have 36,500,000 warrants attached to them. During the second quarter of 2006 SEVI issued an additional $250,000 in convertible promissory notes pursuant to a private placement. Additionally, $150,000 of the promissory notes were converted into 3,000,000 shares of SEVI common stock during the second quarter of 2005 and $41,338 of the promissory notes were converted into 11,482,740 shares of common stock during the quarter ended February 28, 2006. Interest on these notes is payable semi-annually, and the notes mature on August 31, 2007. The warrants were denominated as Series A, B, C, and D warrants. The following table summarizes each series.

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

The notes have been discounted for the fair value of the embedded conversion options and freestanding warrants accounted for as derivatives. All discounts will be amortized over the life of the notes using the effective interest method. The fair values of the derivatives were calculated using the Cox-Ross-Rubestein model. See note 6 for more information on the derivatives. Variables used in the Cox-Ross-Rubestein model include (1) 2.75% to 3.84% risk-free interest rate, (2) expected volatility of 125% and (3) zero expected dividends.

A summary of the convertible notes at February 28, 2006 and May 31, 2005 is as follows:
	February 28, 2006	May 31, 2005
Gross proceeds from notes	$3,325,000	$3,075,000
Less: Value of derivatives	(3,325,000)	(3,075,000)
Less: Retirement of debt for stock	(191,337)	-
Add: Amortization of discounts	343,558	23,544
Carrying value of notes on February 28, 2006	152,221	23,544
Less current portion	(77,482)	-
Long-term convertible notes, net	$74,739	$23,544

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

•	In November 2005, SEVI issued 1,340,000 shares valued at $0.01 per share in exchange for interest accrued on the convertible notes issued September 2004.
•	In November 2005, SEVI issued 4,000,000 shares valued at $0.01 per share in exchange for an executed release from an employment contract with an officer of SEVI.
•	In November 2005, SEVI issued 4,500,000 shares valued at $0.01 per share, per board resolution, to individuals taking on new management positions with SEVI.
•	In November 2005, SEVI issued 4,165,512 shares valued at $0.01 per share, per board resolution to individuals for services.

During the three months ending February 28, 2006, SEVI issued the following shares:

•	In January 2006, SEVI issued 4,191,074 shares in exchange for the conversion of $15,088 convertible promissory notes held by various convertible note holders.
•	In January 2006, SEVI issued 1,538,461 shares valued at $.0065 per share in exchange for legal services from Mark L. Baum and Philip E. Koehnke for the month of January 2006.
•	In February 2006, SEVI issued 7,291,666 shares in exchange for the conversion of $26,250 convertible promissory notes held by various convertible note holders.
•	In February 2006, SEVI issued 2,222,222 shares valued at $.0045 per share in exchange for legal services from Mark L. Baum and Philip E. Koehnke for the month of February 2006.

Subsequent to February 28, 2006:

•
In March 2006, SEVI issued 5,000,000 shares to Allen Goldsmith, principal with Technology Navigators, Inc. for payment of outstanding accounts payable. As of the end of February 2006 shares of the stock had not been sold, therefore the value of the stock had not been determined. The shares were sold between March 1, 2006 and March 8, 2006 for an average price of $.01862 per share.

•	In March 2006, SEVI issued 1,000,000 unrestricted shares and 500,000 restricted shares valued at $.04 per share to Pinchus Gold as compensation under a 12 month consulting services agreement.
•
In March 2006, SEVI issued 5,000,000 shares to Mr. Pinchus Gold upon his exercise of warrants issued to Mr. Gold as a part of the service agreement contract discussed above. The warrants were exercisable at $.01 per share.

•	In March 2006, SEVI issued 9,781,111 shares in exchange for the conversion of $35,212 convertible promissory notes held by various convertible note holders.
•	In March 2006, SEVI issued 917,000 shares valued at $.01125 per share, per board resolution, to an individual as compensation under their bonus plan.
•
In March 2006, SEVI issued 6,000,000 shares to Allen Goldsmith principal with Technology Navigators, Inc. in payment of outstanding accounts payable. The shares were sold between March 13, 2006 and March 29, 2006 for an average price of $.03612 per share.

•
In March 2006, SEVI issued an additional 5,000,000 shares to Mr. Pinchus Gold upon his exercise of warrants issued to Mr. Gold as part of the service agreement contract discussed above. The warrants were exercisable at $.0125 per share.

•
In March 2006, SEVI issued 12,000,000 shares to Mr. James Panther upon his exercise of warrants issued to Mr. Panther as part of an advisory services agreement. Mr. Panther’s services center on the restructuring of the convertible notes outstanding for SEVI. The warrants were exercised at $.0138 per share.

•	In March 2006, SEVI issued 872,600 shares valued at $.01146 per share, in exchange for legal services from Mark L. Baum for the month of March 2006.
•	In March 2006, SEVI issued 2,452,000 shares valued at $.02 per share to Bob C. Johnson, per board resolution, as compensation for 90 days.
•	In April 2006, SEVI issued 5,000,000 shares valued at $.03 per share to Triangle Technology, Inc. in payment of outstanding accounts payable.
•	In April 2006, SEVI issued 3,372,000 shares valued at $.02 per share, per board resolution for installment payments to 4 individuals.
•	In April 2006, SEVI issued 9,526,000 shares valued at $.02 per share per board resolution, as compensation for 90 days to 6 employees.

NOTE 5 - SEGMENT INFORMATION

Reportable segments are based on internal organizational structure and are comprised of the Consulting division (“Consulting”) (this represents a name change from Business & Technology or “B&T”, instigated on January 1, 2006) or the Next Hire Consultants (“NHC”) division. The Consulting division provides high-end, value-added software development services and the NHC division provides contract staff and permanent placement services.

Segment financial information is summarized as follows:

(Restated)	Consulting	NHC	Corporate and other	Total
Three Months ended February 28, 2006
Revenue	$ 742,495	$ 316,932	$ 57,329	$ 1,116,756
Depreciation and amortization	4,950	-	190,046	194,996
Interest expense	441	-	415,605	416,046
Net income (loss)	(133,888)	116,727	(9,560,651)	(9,577,812)
Total assets	668,909	167,476	7,091,950	7,928,335
Expenditures for long-lived assets	-	-	-	-

Three Months ending February 28, 2005
Revenue	$ 1,625,309	$ 173,150	$ -	$ 1,798,459
Depreciation and amortization	7,390	-	238,060	245,450
Interest expense	602	940	69,002	70,544
Net income (loss)	(1,652)	22,931	1,486,566	1,507,845
Expenditures for long-lived assets	17,985	-	456	29,546

Nine Months ended February 28, 2006
Revenue	$ 2,767,243	$ 722,301	$ 32,199	$ 3,521,743
Depreciation and amortization	14,474	-	570,515	584,989
Interest expense	2,630	-	1,300,726	1,303,356
Net income (loss)	(396,866)	129,582	(13,494,009)	(13,761,293)
Total assets	668,909	167,476	7,091,950	7,928,335
Expenditures for long-lived assets	13,383	-	4,457	17,840

Nine Months ending February 28, 2005
Revenue	$ 2,999,263	$ 272,982	$ 5,260	$ 3,277,505
Depreciation and amortization	11,709	-	484,900	496,609
Interest expense	2,744	940	142,541	146,225
Net income (loss)	(273,894)	(33,073)	(1,569,884)	(1,876,851)
Expenditures for long-lived assets	24,338	3,687	5,436	34,988

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of February 28, 2006 is as follows:

Embedded conversion option in Convertible Debenture	$16,300,360
Convertible Debenture warrants	249,631
Consulting warrants	198,729
Total	$16,748,720

The fair values were calculated using the Cox-Ross-Rubenstein model. Variables used in the Cox-Ross-Rubenstein model include (1) 4.6% risk-free interest rate, (2) expected volatility of 125% and (3) zero expected dividends. The impact on statements of operations for the three and six months ended February 28, 2006 and 2005 is as follows:

	Three months ended February 28,		Nine months ended February 28,
	2006	2005	2006	2005
Embedded Conversion Option in Convertible Debenture	$(8,655,395)	$ (145,429)	$(11,512,447)	$(8,486,066)
Convertible Debenture warrants	(67,947)	1,451,589	428,819	6,285,465
Consulting warrants	(54,309)	1,108,839	284,976	4,060,450
Total gain (loss) on derivative liabilities:	$(8,777,651)	$2,414,999	$(10,798,652)	$ 1,859,849

NOTE 7 - RESTATEMENT

SEVI restated its 2005 quarterly financial statements from amounts previously reported. SEVI has determined that certain financial instruments issued by SEVI contain features that require accounting for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion options of the Note Payable and Convertible Debentures and their associated warrants were orignally accounted for as equity and should have been accounted for as derivative liabilities. Note 6 was added to disclose the derivative instrument liabilities and provide information on subsequent changes. In addition, SEVI has modified the estimated volatility used in the Cox-Ross-Rubenstein option pricing model used to value the warrants issued to consultants, the warrants issued to the debentures holders and the conversion options embedded in the Note Payable and the Convertible Debentures. Additionally, SEVI has changes the amortization of the discount to be on the effective interest method instead of the straight-line method.

SEVI is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative instrument liabilities.”

Following is a summary of the restatement adjustments:

	Balance Sheet February 28, 2006			Balance Sheet May 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash	$ 6,404		$ 6,404	$ 66,060		$ 66,060
Accounts receivable	560,825		560,825	319,612		319,612
Unbilled revenue	223,479		223,479	476,541		476,541
Prepaid expenses and other current assets	18,537		18,537	71,580		71,580
Deferred financing costs	2,752,876	$ 1,902,082	4,654,958	4,236,848	$ 1,094,534	5,331,382
Other assets	10,639		10,639	8,971		8,971
Furniture and equipment	99,308		99,308	127,330		127,330
Goodwill	1,231,648		1,231,648	1,231,648		1,231,648
Intangibles	1,122,537		1,122,537	1,661,664		1,661,664

Total assets	$ 6,026,253	$ 1,902,082	$ 7,928,335	$ 8,200,254	$ 1,094,534	$ 9,294,788

Accounts payable	$ 605,523		$ 605,523	$ 281,702		$ 281,702
Accrued expenses	597,969		597,969	242,345		242,345
Deferred revenue	-		-	15,509		15,509
Notes payable	57,419		57,419	50,096		50,096
Current portion of convertible notes, net	-	$ 77,482	77,482	-		-
Current portion derivative liability	-	13,402,498	13,402,498	-	$ 1,107,343	1,107,343
Deferred Rents	19,546		19,546	-		-
Convertible note	1,517,543	(1,442,804)	74,739	800,107	(776,563)	23,544
Derivative liability	-	3,346,222	3,346,222	-	4,623,710	4,623,710
Long-term debt - related parties	131,509		131,509	133,599		133,599

Total liabilities	2,929,509	15,383,398	18,312,907	1,523,358	4,954,490	6,477,848

Common stock	16,263,858	(8,406,394)	7,857,464	15,485,062	(8,187,379)	7,297,683
Accumulated deficit	(13,167,114)	(5,074,922)	(18,242,036)	(8,808,166)	4,327,423	(4,480,743)

Total equity/(deficit)	3,096,744	(13,481,316)	(10,384,572)	6,676,896	(3,859,956)	2,816,940

Total Liabilities and Equity/(Deficit)	$ 6,026,253	$ 1,902,082	$ 7,928,335	$ 8,200,254	$ 1,094,534	$ 9,294,788

	Three Months Ended February 28, 2006			Three Months Ended February 28, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Gross Profit	$ 818,163	$ 2	$ 818,165	$ 1,448,667		$ 1,448,667

Operating Expenses:
Payroll and related	847,706		847,706	1,500,352		1,500,352
General and administrative	157,447	794	158,241	524,178	$ 20,000	544,178
Depreciation and amortization	194,997	(1)	194,996	245,450		245,450

Operating loss	(381,987)	(791)	(382,778)	(821,313)	(20,000)	(841,313)

Interest expense	(920,513)	504,467	(416,046)	(758,609)	688,065	(70,544)
Other income	6		6	-		-
Tax benefit	-		-	4,703		4,703
Other costs	(1,343)		(1,343)	-		-
Gain (loss) on derivative instrument liabilities	-	(8,777,651)	(8,777,651)	-	2,414,999	2,414,999

Net income / (loss)	$ (1,303,837)	$ (8,273,975)	$ (9,577,812)	$(1,575,219)	$ 3,083,064	$ 1,507,845

Basic and diluted loss per share	$ (0.01)		$ (0.09)	$ (0.02)		$ (0.01)

	Nine Months Ended February 28, 2006			Nine Months Ended February 28, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Gross Profit	$ 2,305,284		$ 2,305,284	$ 2,414,308		$ 2,414,308

Operating Expenses:
Payroll and related costs	2,747,981		2,747,981	2,965,529		2,965,529
General , administrative and selling	637,109	$ 311	637,420	2,527,348	$ 20,000	2,547,348
Depreciation and amortization	584,989		584,989	496,609		496,609

Operating loss	(1,664,795)	(311)	(1,665,106)	(3,575,178)	(20,000)	(3,595,178)

Interest expense	(2,699,663)	1,396,307	(1,303,356)	(1,386,673))	1,240,448	(146,225)
Other income	15,937		15,937	-		-
Tax benefit	-		-	4,703		4,703
Other costs	(10,116)		(10,116)	-		-
Gain (loss) on derivative instrument liabilities	-	(10,798,652)	(10,798,652)	-	1,859,849	1,859,849

Net loss	$ (4,358,637)	$ (9,402,656)	$ (13,761,293)	$ (4,957,148)	$ 3,080,297	$(1,876,851)

Basic and diluted loss per share	$ (0.03)		$ (0.09)	$ (0.07)		$ (0.02)

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

In March 2006, SEVI amended its Amended 2006 Stock Incentive Plan to include up to 100,000,000 shares, from 50,000,000 shares, that may be issued pursuant to the Amended Plan, all upon the terms and subject to the provisions of the Amended Plan. This plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards of common stock, restricted stock awards of common stock, or stock options to purchase common stock of the Corporation.

Results of Operations for the three month periods ended February 28, 2006 and 2005

Total gross profit decreased from $1,448,667 for the three month period ended February 28, 2005 to $818,165 for the three month period ended February 28, 2006, a decrease of 44%. The decrease in gross profit resulted from decreased sales in the Consulting division and other revenues from Corporate and other. The decrease in Consulting and Other was partially offset by an increase in placement fees generated in the NHC division.

Net income from operations decreased from net income of $1,507,845 for the three month period ended February 28, 2005 to a net loss of $(9,577,812) for the three month period ended February 25, 2006. The decrease in the loss is attributable to reductions in payroll costs and general and administrative costs within the period along with a $8,777,651 adjustment for loss on derivative instrument liabilities.

Operating Expenses

Payroll and related costs make up the majority of our cost of revenue. Total payroll and related costs decreased from $1,500,352 for the three month period ended February 28, 2005 to $847,706 for the three month period ended February 28, 2006, a decrease of 44%. This decrease is attributed to reduction in operations related staff.

General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses decreased from $544,178 for three month period ended February 28, 2005 to $158,241 for the three month period ended February 28, 2006. This decrease is related to retaining a small administrative management team and little ongoing professional services.

Derivatives

The gain (loss) on derivative liabilities changed from a gain of $2,414,999 for the three month period ended Febraury 28, 2005 to a loss of $8,777,651 for the three month period ended February 28, 2006. This change is the result of additional derivative liabilities and the negative change in the valuation of the derivative liabilities.

Liquidity and Capital Resources

Net cash used by operating activities was $318,552 for the nine month period ended February 28, 2006 compared to $1,883,291 used by operating activities for the nine month period ended February 28, 2005.

Net cash provided by financing activities was $261,396 for the nine month period ended February 28, 2006 compared to $2,394,729 for nine month period ended February 28, 2005.

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

The Company estimates that our requirements for additional capital over the next 12 months will be in the range of $1,324,000 or four times our net cash used in operating activities. There can be no assurance we will be able to raise this additional required capital on satisfactory terms, or at all. In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as a Company.

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

ITEM 3 - Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The disclosure controls and procedures were not effective due to late filing and derivative accounting and disclosures. The Company has implemented procedures to properly account for and disclose the derivatives.

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