Form 10QSB/A
period 2006-02-28
SYSTEMS EVOLUTION, INC
filed 2006-06-16
CIK 104375

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

PART I. FINANCIAL INFORMATION

ITEM 1 - Unaudited Consolidated Financial Statements

SYSTEMS EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
February 28, 2006 and May 31, 2005
(Unaudited)

	February 28, 2006 (Unaudited) (Restated)	May 31, 2005 (Restated)
ASSETS
Current Assets
Cash	$6,404	$66,060
Accounts receivable, net of allowance for doubtful accounts of $17,211 and $23,341	560,825	319,612
Unbilled revenue	223,479	476,541
Prepaid expenses and other current assets	18,537	71,580
Total Current Assets	809,245	933,793

Unamortized debt issue costs, net of accumulated amortization of $720,010 and $43,586, respectively	4,654,958	5,331,382
Other assets	10,639	8,971
Furniture and equipment, net of accumulated depreciation of $178,224 and $132,361, respectively	99,308	127,330
Goodwill	1,231,648	1,231,648
Intangibles, net of $1,189,971 and $650,847 amortization and impairment, respectively	1,122,537	1,661,664
TOTAL ASSETS	$7,928,335	$9,294,788

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$605,523	$281,702
Accrued expenses	597,969	242,345
Deferred revenue	-	15,509
Notes payable	57,419	50,096
Current portion of convertible notes, net of unamortized discount of $75,754	77,482	-
Derivative liability	16,748,720	5,731,053
Total Current Liabilities	18,087,113	6,320,705

Deferred rents	19,546	-
Convertible notes, net of unamortized discount of $264,084	74,739	23,544
Long-term debt - related parties	131,509	133,599
Total Liabilities	18,312,907	6,477,848

STOCKHOLDERS' DEFICIT
Common stock, no par value, 750,000,000 shares authorized, 187,922,760 shares issued and outstanding	7,857,464	7,297,683
Accumulated deficit	(18,242,036)	(4,480,743)
Total Stockholders' Deficit	(10,384,572)	2,816,940
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,928,335	$9,294,788

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

Dated: June 15, 2006

 Systems Evolution Inc.

/s/ Robert C. Rhodes
______________________________
Robert C. Rhodes
Chief Executive Officer
Chief Financial Officer