Form 10KSB
period 2006-03-31
SYSTEMS EVOLUTION, INC
filed 2006-09-28
CIK 104375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended May 31, 2006

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

Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this filing, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $4,524,663

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

$1,421,436 as of May 31, 2006

State the number of shares of common stock outstanding as of May 31, 2006: 249,374,793

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SYSTEMS EVOLUTION INC.

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED May 31, 2006

TABLE OF CONTENTS

PART I
	Item 1.	Description of Business
	Item 1A.	Risk Factors
	Item 1B.	Unresolved Staff Comments
	Item 2.	Description of Property
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders
PART II
	Item 5.	Market for Common Equity and Related Stockholder Matters
	Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 7.	Consolidated Financial Statements
	Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
	Item 8A.	Controls and Procedures
PART III
	Item 9.	Directors, Executive Officers, Promoters and Control Persons of the Registrant
	Item 10.	Executive Compensation
	Item 11.	Security Ownership of Certain Beneficial Owners and Management
	Item 12.	Certain Relationships and Related Transactions
	Item 13.	Exhibits, Financial Statements and Reports on Form 8-K
	Item 14.	Principal Accountant Fees and Services
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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Systems Evolution Inc. ("SEVI"), http://www.systemsevolution.com, is a publicly held professional services organization founded in 1993 that provides software development solutions and managed network support through its Consulting division, a Microsoft Gold Certified Partner, and permanent placement through its Next Hire Consultants division.

We are traded on the Over The Counter Bulletin Board (“OTC:BB”) under the symbol “SEVI”. We use Microsoft and IBM Rational tools to build software and support computer networks. Our largest client is the State of Texas government.

Corporate History

Systems Evolution Inc. (“SEVI”) was originally incorporated as Wallace Silver Inc. in 1968 as a means to acquire sub surface mineral rights under the City of Wallace, Idaho. In 2000, it was renamed Wallace Resources, Inc. On September 9, 2003, the company acquired its Texas operating corporation, Systems Evolution Inc. (“SEI”), and subsequently changed the name of the Idaho public corporation to Systems Evolution Inc. as well.

SEI was incorporated in 1993 by Robert C. Rhodes as a professional services organization delivering software development and training. SEI developed software using two tools, PowerBuilder and SilverStream. SEVI’s biggest clients were Sybase, Valero Energy, Service Corporation International, Reliant Energy and SilverStream Software.

On July 27, 2004, SEVI acquired Southwest CMS Technology Services LP and its general partner CMS Associates, LLC ("CMS"). CMS was San Antonio based and provided Microsoft and Novell network integration to its clients. CMS has been completely integrated into SEVI and the corporation was dissolved.

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

Services

We have two distinct divisions - our Consulting Division that provides software development and managed network support services, and our Next Hire Consultants Division (NHC) that provides engineering permanent placement services.

Our Consulting Division provides software development services using Microsoft .Net and the IBM Rational Unified Process®. “.NET is the Microsoft Web services strategy to connect information, people, systems, and devices through software. Integrated across the Microsoft platform, .NET technology provides the ability to quickly build, deploy, manage, and use connected, security-enhanced solutions with Web services. The Microsoft platform includes everything a business needs to develop and deploy a Web service-connected IT architecture: servers to host Web services, development tools to create them, applications to use them” (http://www.microsoft.com/net/basics.mspx). The IBM Rational Unified Process® is an IBM copyrighted process for delivering software development services, using a software engineering implementation framework. We provide consultants to our clients for six (6) to twenty four (24) month projects billed on a time and materials basis; client payment for these services usually is made based upon delivery of a pre-defined deliverable, defined at the beginning of the project using RUP.

The Consulting Division also provides managed network support services from our network operations center in San Antonio. Our managed network support services provide proactive management of network servers and workstations, including application of operating system patches, analysis of available resources, analysis of hardware viability, firewall maintenance, help desk support services, and twenty four hours a day seven days a week uptime service level agreements (“SLA”).

The Consulting Division currently has two fulltime professionals in Houston, five in San Antonio, and thirteen in Austin. The Consulting Division’s major clients are the State of Texas and MedDorna.

Our NHC Division provides permanent placement services, with a current focus on placement of engineers in the oil & gas and public infrastructure industries. Contingent search placements make up all of NHC’s current sales, wherein clients may use more than one placement agency to search for an employee candidate and pay the one placement agency that provides the candidate chosen for hire a placement fee from fifteen to twenty five percent of the candidate’s first year total compensation.

NHC currently offers, but has not sold, a managed recruiting service that provides ongoing recruiting support for our clients’ internal Human Resource departments. This service provides dedicated NHC recruiting professionals and segregated access to our internal candidate database for each client. This service is billed as a monthly retainer based upon how many dedicated NHC recruiting professionals are required and a reduced placement fee per candidate placed from our candidate base.

NHC currently has ten (10) fulltime recruiting professionals working in SEVI’s Houston office. NHC’s major clients are Staffing Technologies and Shell Oil USA, Inc.

Plan of Operation

Our goal is to become a profitable provider of managed services, in both our Consulting and NHC divisions. In our Consulting division, managed network support services provide a defined service offering to center marketing efforts on and measure our sales force’s effectiveness by. In our NHC division, managed recruiting services provide a longer term relationship with our clients with a larger revenue opportunity.

Our strategy to meet our goal for Fiscal Year 2007 is to market and sell more managed services in both divisions. For marketing, we are writing monthly articles in Smart Business Houston (http://www.sbnonline.com), a magazine delivered to CEO’s of employers in metropolitan Houston with 50 or more employees, as well as advertising in it each month. We are undertaking a re-branding effort between now and December 31, 2006 for a fresh look and feel for our website and sales literature.

Consulting division sales are provided by a two person direct sales force based in Austin; we intend to double our Consulting division’s direct sales force this year. We intend to sell more Consulting services by training all division employees on our managed network support services and their demonstrable positive return-on-investment in order to grow our relationships with existing and new Clients. Our incentive plan rewards our project managers to work in conjunction with our sales people to expand the nature and scope of our engagements with existing clients.

NHC division sales are provided by a three person account executive based direct sales force headquartered in Houston. These account executives sell contingent searches, and we intend to double the number of account executives this year. Each contingent search client is in turn a candidate for our managed recruiting services; senior account executives “up sell” our contingent search clients by proposing cost savings as well as exclusive access to candidates.

In order to support our revenue growth, we intend to recruit, retain, and train our delivery team in both divisions. In order to meet delivery demand and lesson the Consulting division’s need for outside contractors, we will need to recruit eight or more consultants with Microsoft .Net or MCSE certifications over the next fiscal year. We will leverage our Microsoft Certified Partnership’s access to free and reduced price training to provide two weeks of training per consultant per year as a training and retention tool for consultants. Our NHC division constantly recruits new professionals and will recruit eight or more recruiting professionals over the next fiscal year. Our NHC division’s training regimen includes weekly training sessions, and our retention rate is very high for recruiting professionals meeting their monthly quota - ninety four percent (94%).

To ensure consistent delivery, we have a written delivery process for each division. For the Consulting division, we have instituted Project Management Office (“PMO”) that continually updates and distributes a “best practices” document listing our delivery process. These “best practices” integrate both Microsoft’s provided “best practices” as well as the IBM Rational Unified Process®. The NHC division purchased and continues to refine the “Next Hire Game” (purchased at acquisition of Next Hire Consultants Inc.). This game provides a complete system for sales and recruiting processes involved in contingent search placements.

Competitive Analysis

The market for the information technology consulting services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:
•	small local consulting firms that operate in no more than one or two geographic regions;
•	regional consulting firms such as Perficient Inc. (traded under the symbol “PRFT”) and eLinear Solutions (traded under the symbol “ELU”);
•	national consulting firms, such as Answerthink, Inc., Accenture, BearingPoint, Inc., Ciber, Inc., Electronic Data Systems Corporation and Sapient Corporation;
•	in-house professional services organizations of software companies; and
•	to a limited extent, offshore providers such as Cognizant Technology Solutions Corporation, Infosys Technologies Limited, Satyam Computer Services Limited and Wipro Limited.

We believe that the principal competitive factors affecting our market include domain expertise, track record and customer references, quality of proposed solutions, service quality and performance, reliability, scalability and features of the software platforms upon which the solutions are based, and the ability to implement solutions quickly and respond on a timely basis to customer needs. In addition, because of the relatively low barriers to entry into this market, we expect to face additional competition from new entrants. We expect competition from offshore outsourcing and development companies to increase in the future.

Some of our competitors have longer operating histories, larger client bases and greater name recognition and possess significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be better able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Vendor Partner Programs

Many software development competitors offer complimentary services, so our vendor certifications provide an efficient entry into prospective clients so as to quickly establish our brand image and leverage their marketing dollars. Our third party vendor partners, Microsoft (March 1993 to present) and IBM Rational (June 2004 to present), each have annual partnership agreements that require a set number of vendor certified employees (Microsoft requires at least three Microsoft Certified Professionals for our Certified Microsoft Partners status; and IBM requires little in the way of requirements for our partner status with them) and partner license usage (upwards of $50,000 each for Microsoft and IBM Rational). The partnership agreements are industry standard agreements and all vendor partners have relationships with our direct competitors which increases our risks that vendor partners will refer business to our direct competitors.

We employ ten Microsoft Certified Professionals and two certified IBM Rational specialists.

Employees

On August 31, 2006, we had 33 employees full-time, including three officers, four clerical, five in sales, and 21 in operations. None of our employees are represented by a labor union. SEVI’s management believes our relationship with our employees is good.

ITEM 1A. Risk Factors

You should carefully consider the following risk factors together with the other information contained in or incorporated by reference into this annual report before you decide to buy our common stock. If any of these risks actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline and you may lose part or all of your investment.

WE HAVE MINIMAL REVENUES AND ASSETS, AND WE MAY BE UNABLE TO CONTINUE OPERATIONS DUE TO CONTINUED LOSSES.

We have minimal revenues and have not been profitable.  We have incurred significant losses the last four fiscal years, and our auditors have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent upon our ability to obtain funds to meet our obligations on a timely basis, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. There are no assurances that we will in the future be able to obtain any additional required financing or, if we are able to obtain additional financing, that such financing will be on favorable terms. The inability to obtain additional financing when needed would have a material adverse effect on our operating results.

Continued losses will deplete our limited cash assets and once depleted, we would not have the cash on hand required to fund on going operations.

OUR BUSINESS IS IN AN EARLY STAGE OF OPERATIONS, AND WE EXPECT TO INCUR LOSSES IN THE FUTURE WHICH COULD DEPLETE CASH AND PUT INTO JEOPARDY CONTINUED OPERATIONS.

Our operations generated $3,768,687 of revenue in fiscal 2005 and $4,524,662 in fiscal 2006, and neither year was profitable. We have incurred net operating losses of $15,880,523 in the last three years ending May 31, 2006, and expect that we will continue to incur operating losses in the future. Failure to achieve or maintain profitability may materially and adversely affect the future value of our common stock.

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

A LARGE NUMBER OF OUR COMMON STOCK SHARES MAY BE ISSUED AND SALES OF THESE SHARES MAY DEPRESS THE MARKET FOR OUR COMMON STOCK.

Future sales of our common stock by investors that purchased our Notes and Warrants issued in September 2004, as well as sales of common stock by the purchasers of our 8% Callable Secured Convertible Notes, the first installment of which was issued in December 2004 and the underlying shares of common stock could depress the market price of our stock. Most importantly, the common stock, 93,334,204 shares, issuable on conversion of this latter series of notes could be issued at a discount to market, specifically 50% of the market price of our common stock, defined as the average of the lowest three trading prices for our common stock during the twenty trading day period ending one trading day prior to the date the conversion notice. All of these investors may have the incentive to sell their shares of common stock immediately to obtain a higher price, or alternatively to sell short in advance of selling their shares to ensure a profit. The investors in the latter series of notes may also have an incentive to sell our common stock immediately into the market to profit from the difference between their discounted price and the market price. This would increase sales of our stock in the market and the number of shares outstanding and would dilute all shareholders. This additional dilution and number of shares to be sold could cause our stock price to decline.

PROLONGED ECONOMIC WEAKNESS IN THE INTERNET SOFTWARE AND SERVICES MARKET COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The market for Internet software and services has changed rapidly over the last seven years. The market for middleware and Internet software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Market demand for Internet software and services began to stabilize and improve throughout 2003, 2004 and 2005, but this trend may not continue. Our future growth is dependent upon the demand for Internet software and services, and, in particular, the information technology consulting services we provide. Demand and market acceptance for Internet services are subject to a high level of uncertainty. Prolonged weakness in the Internet software and services industry has caused in the past, and may cause in the future, business enterprises to delay or cancel information technology projects, reduce their overall budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues and operating margins. If companies cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN INFORMATION TECHNOLOGY CONSULTING AND RECRUITING PROFESSIONALS, WHICH COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

Our business is labor intensive. Accordingly, our success depends in large part upon our ability to attract, train, retain, motivate, manage and effectively utilize highly skilled information technology consulting and recruiting professionals. Additionally, our technology professionals are primarily at-will employees. We also use independent subcontractors where appropriate. Failure to retain highly skilled technology professionals would impair our ability to adequately manage staff and implement our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

OUR SUCCESS WILL DEPEND ON ATTRACTING AND RETAINING SENIOR MANAGEMENT AND KEY PERSONNEL.

Our industry is highly specialized and the competition for qualified management and key personnel is intense. We expect this to remain so for the foreseeable future. We believe that our success will depend on retaining our senior management team and key technical and business consulting personnel. Retention is particularly important in our business as personal relationships are a critical element of obtaining and maintaining strong relationships with our clients. In addition, as we rapidly grow our business, our need for senior experienced management and delivery personnel increases substantially. If a significant number of these individuals stop working for us, or if we are unable to attract top talent, our level of management, technical, marketing and sales expertise could diminish or otherwise be insufficient for our growth. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled sales, technical, business consulting, marketing and management personnel. These individuals would be difficult to replace, and losing them could seriously harm our business.

THE MARKET FOR THE INFORMATION TECHNOLOGY CONSULTING SERVICES WE PROVIDE IS COMPETITIVE, HAS LOW BARRIERS TO ENTRY AND IS BECOMING INCREASINGLY CONSOLIDATED, WHICH MAY ADVERSELY AFFECT OUR MARKET POSITION.

The market for the information technology consulting services we provide is competitive, rapidly evolving and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market and therefore new entrants may compete with us in the future. For example, due to the rapid changes and volatility in our market, many well-capitalized companies, including some of our partners, that have focused on sectors of the Internet software and services industry that are not competitive with our business may refocus their activities and deploy their resources to be competitive with us.

Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with regional and national information technology consulting firms, and, to a limited extent, offshore service providers and in-house information technology departments. Many of the larger regional and national information technology consulting firms have substantially longer operating histories, more established reputations and potential partner relationships, greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We may face increasing competitive pressures from these competitors as the market for Internet software and services continues to grow. This may place us at a disadvantage to our competitors, which may harm our ability to grow, maintain revenue or generate net income.

In recent years, there has been substantial consolidation in our industry, and we expect that there will be significant additional consolidation in the near future. As a result of this increasing consolidation, we expect that we will increasingly compete with larger firms that have broader product offerings and greater financial resources than we have. We believe that this competition could have a significant negative effect on our marketing, distribution and reselling relationships, pricing of services and products and our product development budget and capabilities. Any of these negative effects could significantly impair our results of operations and financial condition. We may not be able to compete successfully against new or existing competitors.

IF WE FAIL TO MEET OUR CLIENTS’ PERFORMANCE EXPECTATIONS, OUR REPUTATION MAY BE HARMED.

As a services provider, our ability to attract and retain clients depends to a large extent on our relationships with our clients and our reputation for high quality services and integrity. We also believe that the importance of reputation and name recognition is increasing and will continue to increase due to the number of providers of information technology services. As a result, if a client is not satisfied with our services or does not perceive our solutions to be effective or of high quality, our reputation may be damaged and we may be unable to attract new, or retain existing, clients and colleagues.

THE LOSS OF ONE OR MORE OF OUR SIGNIFICANT SOFTWARE PARTNERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our partnerships with software vendors enable us to reduce our cost of sales and increase win rates through leveraging our partners’ marketing efforts and strong vendor endorsements. The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues and adversely affect our results of operations.

OUR QUARTERLY OPERATING RESULTS MAY BE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our quarterly revenue, expenses and operating results have varied in the past and may vary significantly in the future. In addition, many factors affecting our operating results are outside of our control, such as:

•	demand for Internet software and services;
•	customer budget cycles;
•	changes in our customers’ desire for our partners’ products and our services
•	pricing changes in our industry (NHC and Consulting);
•	government regulation and legal developments regarding the use of the Internet; and,
•	general economic conditions.

As a result, if we experience unanticipated changes in the number or nature of our projects or in our employee utilization rates, we could experience large variations in quarterly operating results and losses in any particular quarter.

IF WE FAIL TO COMPLETE FIXED-FEE CONTRACTS WITHIN BUDGET AND ON TIME, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We perform a limited number of projects on a fixed-fee, turnkey basis, rather than on a time-and-materials basis. Under these contractual arrangements, we bear the risk of cost overruns, completion delays, wage inflation and other cost increases. If we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our results of operations could be adversely affected. We cannot assure you that in the future we will not price these contracts inappropriately, which may result in losses.

ITEM 2 - DESCRIPTION OF PROPERTY

Locations

In Houston, we lease 5,609 square feet of office space at a monthly rent of $8,179.79. The lease commences October 1, 2005 and expires December 31, 2008 with provision for escalations to reflect increases in taxes and other costs to the lessor.

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

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High*	Low
Year Ended May 31, 2005:
First Quarter	$0.92	$0.30
Second Quarter	0.41	0.05
Third Quarter	0.09	0.04
Fourth Quarter	0.05	0.02
Year Ended May 31, 2006:
First Quarter	$0.03	$0.02
Second Quarter	0.02	0.003
Third Quarter	0.04	0.004
Fourth Quarter	0.07	0.01

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

Recent Sales of Unregistered Securities

Date	Title and Amount*	Purchaser	Underwriter	Total Offering Price/ Underwriting Discounts
June 29, 2005	1,460,000 shares of common stock issued to convertible note holders for accrued interest	Convertible Note Holders	NA	$.05 per share/NA
July 8, 2005	6,669,191 shares of common stock issued 37 employees and board members in exchanged for all vested options in a one for one exchange	Employees and Board Members	NA	NA/NA
September 9, 2005	3,120,000 shares of common stock issued to Convertible Note Holder for conversion of debt, plus accrued interest	Platinum Partners Value Arbitrage Fund, LP	NA	$.05 per share/NA
December 16, 2005	1,340,000 shares of common stock issued to convertible note holders for accrued interest	Convertible Note Holders	NA	$.01 per share/NA
December 16, 2005	4,000,000 shares of common stock issued to an officer of the company in exchange for an executed release from an employment contract	Richard Hartman	NA	$.01 per share/NA
December 16, 2006	4,500,000 shares of common stock issued to 2 employees as incentives to take on new management positions with SEVI	Employees	NA	$.01 per share/NA
December 16, 2005	4,165,512 shares of common stock issued to 5 employees in recognition of the large amount of options given up	Employees	NA	$.01 per share/NA
January 2006	4,191,074 shares of common stock issued to convertible note holders for conversion portions of their notes	Convertible Note Holders	NA	$.0036 per share/NA
January 27, 2006	1,538,461 shares of common stock issued to SEC attorneys for legal services	Mark Baum and Phillip Koehnke	NA	$.0065 per share/NA
February 17, 2006	7,291,666 shares of common stock issued to convertible note holders for conversion of portions of their notes	Convertible bond holders	NA	$.0036 per share/NA
February 21, 2006	2,222,222 shares of common stock issued to SEC attorneys for legal services	Mark Baum and Phillip Koehnke	NA	$.0045 per share/NA
February 27, 2006	5,000,000 shares of common stock issued to contractor for services rendered, under Form S-8	Allen Goldsmith	NA	$.01862 per share/NA
February 28, 2006	1,500,000 shares of common stock issued to a consultant as compensation under a 12 month consulting agreement	Pinchus Gold	NA	$.04 per share/NA
March 3, 2006	5,000,000 shares of common stock issued to a consultant upon the exercise of warrants granted as a part of a consulting agreement	Pinchus Gold	NA	$.01 per share/NA
March 2006	16,141,111 shares of common stock issued to convertible note holders for conversion of portions of their notes	Convertible bond holders	NA	$.0036 per share/NA
March 10, 2006	4,788,000 shares of common stock issued to contractor for services rendered, under Form S-8	Allen Goldsmith	NA	$.039 per share/NA
March 10, 2006	917,000 shares of common stock issued to an employee in payment of his accrued bonus	Mitch Sowards	NA	$.01125 per share
March 13, 2006	5,000,000 shares of common stock issued to a consultant upon the exercise of warrants granted as a part of a consulting agreement	Pinchus Gold	NA	$.0125 per share/NA
March 16, 2006	12,000,002 shares of common stock issued to a consultant upon the exercise of warrants granted as a part of a consulting agreement	James Panther	NA	$.0138 per share/NA
March 28, 2006	872,600 shares of common stock issued to SEC attorneys for legal services	Mark Baum	NA	$.01146 per share/NA
March 28, 2006	2,452,000 shares of common stock issued to an employee under SEVI’s 2006 Stock Incentive Plan	Bob Johnson	NA	$.02 per share/NA
April 2006	3,245,871 shares of common stock issued to convertible note holders for conversion of portions of their notes	Convertible bond holders	NA	$.0036 per share/NA
April 13, 2006	3,372,000 shares of common stock issued to note holders from the purchase of Duration Software. Installment payment on outstanding notes	D. Scott Friesen, Frank Prevatt, David McCormick, Richard Steinle	NA	$.02 per share/NA
April 13, 2006	9,529,000 shares of common stock issued to six SEVI employees under SEVI’s 2006 Stock Incentive Plan	Employees of SEVI	NA	$02 per share/NA
April 13, 2006	3,000,000 shares of common stock issued to contractor for services rendered, under Form S-8	Ray Schwitters	NA	$.026 per share/NA
April 13, 2006	408,163 shares of common stock issued to SEC attorneys for legal services	Mark Baum	NA	$.0245 per share/NA
April 17, 2006	6,000,000 shares of common stock issued to a consultant upon the exercise of warrants granted as a part of a consulting agreement	James Panther	NA	$.0129 per share/NA
April 19, 2006	1,000,000 shares of common stock issued to outside Director in payment for annual directors fee	Patrick L. Anderson	NA	$.01 per share/NA
April 19, 2006	1,000,000 shares of common stock issued to outside Director in payment for annual directors fee	John Dewberry	NA	$.01 per share/NA
April 24, 2006	5,000,000 shares of common stock issued to consultant upon the exercise of warrants granted as a part of a consulting agreement	Richard Hartmann	NA	$.0088 per share/NA
May 2006	32,434,999 share of common stock issued to convertible note holders for conversion of portions of their notes	Convertible Bond Holders	Na	$.0036 per share/NA
May 2, 2006	6,000,000 shares of common stock issued to a consultant upon the exercise of warrants granted as a part of a consulting agreement	James Panther	NA	$.0132 per share/NA

The issuances of common stock to the employees, to the placement agent for the Company’s controller, and to the two owners of the two owners of Southwest CMS Technology Services LP, the five stockholders of Duration Software, Inc., the and the sole stockholder of Next Hire Consultants, Inc. are viewed as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), under section 4(2) thereof, as transactions not involving any public offering. The private placements of the Company’s common stock to individual investors, and the offerings of convertible notes and warrants to the two groups of institutional investors in September and December 2004 and the placement agents (H.C. Wainwright & Co., Inc. and 1st SB Partners are viewed as exempt under the provisions of Rule 506 of Regulation D under the Securities Act .

Equity Compensation Plan Information

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of May 31, 2006:

(a)		(b	)	(c	)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	0	$0.00		0
Equity compensation plans not approved by security holders (1)	0	$0.00		150,000,000
Equity
Total	0	$0.00		150,000,000

(1) Represents 150,000,000 shares authorized for issuance under the 2006 Stock Incentive Plan of Systems Evolution Inc. effective February 10, 2006 and as amended March 23, 2006 and August 10, 2006. The 2006 Plan provides for the grant, at the discretion of the Compensation Committee of the Board of Directors, of stock awards of common stock, restricted stock, or stock options to purchase common stock of the Corporation, all upon the terms and subject to the provisions of the Plan.

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

RESULTS OF OPERATIONS YEAR ENDED MAY 31, 2005 COMPARED TO YEAR ENDED MAY 31, 2006

Total gross revenue increased to $4,524,662 for fiscal 2006 from $3,768,687 for fiscal 2005, an increase of 20%. The revenue increase is a result of a 3% increase in the Consulting division and a 131% increase in the NHC division.

Net loss from operations increased to $11,943,124 for fiscal 2006 from $1,718,908 for fiscal 2005. The increase in the net loss was due to higher subcontractor fees in the consulting division, higher amortization costs associated with the debt financing and higher costs related to the derivatives connected to the debt financing.

OPERATING EXPENSES

Payroll and related costs make up the majority of the cost of revenue for the company. Total payroll and related costs increased to $3,573,244 for fiscal 2006 from $2,979,865 for fiscal 2005, an increase of 19.9% attributed to the acquired operations.

General and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. General and administrative expenses decreased to $1,440,324 for fiscal 2006 from $1,630,861 for fiscal 2005.

STOCK COMPENSATION

Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, warrant grants made to outside consultants, and stock issued for compensation. Stock compensation expense decreased to $936,506 for fiscal 2006 from $1,940,727 for fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $765,194 for fiscal 2006 compared to $1,875,657 for fiscal 2005. Net cash provided by financing activities was $730,027 for fiscal 2006 compared to $2,392,107 for fiscal 2005. This decrease was attributed to the two financings detailed below.

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

On December 30, 2004, we executed a securities purchase agreement with certain institutional and accredited investors for the sale of 8% Callable Secured Promissory Notes and accompanying Warrants. Under this agreement, on December 30, 2004, we completed the sale of an aggregate of $500,000 of these Notes, which resulted in net proceeds to SEVI of $408,148; on January 14, 2005, completed the sale of an additional $500,000 of these Notes, with net proceeds to SEVI of $497,500; and on April 29, 2005 completed the sale of an additional $250,000 principal amount of these notes with net proceeds to SEVI of $230,000. On November 14, SEVI completed the sale of an additional $250,000 principal amount of these notes with net proceeds of $250,000.

We estimate that our requirements for additional capital over the next 12 months will be in the range of $1,000,000. There can be no assurance we will be able to raise this additional required capital on satisfactory terms, or at all. In the event we are unable to obtain such additional capital or to obtain it on acceptable terms or in sufficient amounts, the impact thereof would have a material adverse effect on our business, operating results, financial condition and may affect our ability to carry on as an operating entity.

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

Effective February 1, 2006, SEVI began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, SEVI had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. SEVI adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods.

ITEM 7 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Systems Evolution Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Systems Evolution Inc. (SEVI) as of May 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of SEVI’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEVI as of May 31, 2006, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that SEVI will continue as a going concern. As discussed in Note 2 to the financial statements, SEVI has incurred significant losses the last three fiscal years which raise substantial doubt about SEVI’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might be necessary should SEVI be unable to continue as a going concern.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

September 25, 2006

Financials
SYSTEMS EVOLUTION INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2006

ASSETS
Current Assets:
Cash	$26,436
Accounts receivable - trade, net of allowance of $52,468	543,451
Unbilled revenue	313,884
Prepaid expenses and other current assets	12,816
Total current assets	896,587

Deferred Financing Cost	4,480,151
Other Assets	19,519
Furniture and Equipment, net of $193,609 accumulated depreciation	83,922
Intangibles, net of $1,278,533 accumulated amortization and impairment of $2,128,576	137,050
Total assets	$5,617,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$278,881
Accrued liabilities	724,443
Notes payable, current	39,207
Loan payable to officer	10,419
Convertible notes payable, current	166,996
Derivative liability	11,028,086
Total current liabilities	12,248,032

Long-Term Liabilities:
Deferred rents	19,870
Notes payable, net	28,477
Convertible notes payable, net	123,853
Total long-term liabilities	172,200
Total liabilities	12,420,232

Stockholders’ Deficit:
Common stock, no par value, 750,000,000 shares authorized, 249,374,793 shares issued and outstanding	9,869,580
Deferred compensation	(248,716)
Accumulated deficit	(16,423,867)
Total stockholders’ deficit	(6,803,003)

Total liabilities and stockholders’ deficit	$5,617,229

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2006	2005

Revenues	$4,524,662	$3,768,687

Cost of Services and Goods Sold	1,597,899	1,168,962

Gross profit	2,926,763	2,599,725

Operating Expenses:
Payroll and related costs	3,573,244	2,979,865
General, administrative and selling	1,440,324	1,630,861
Consulting	-	1,110,000
Depreciation & amortization	780,084	608,599
Impairment	2,037,426	91,150
Bad debt	59,468	23,341
	7,890,546	6,443,816

Loss from operations	(4,963,783)	(3.844.091))

Other Income (Expense):
Interest income	1,256	226
Other income	77,266	146,156
Interest expense	(1,931,415)	(228,215)
Change in value of derivative	(5,116,715)	2,360,447
Other expense	(9,733)	(158,134)
	(6,979,341)	2,120,480

Loss before income tax expense (benefit)	(11,943,124)	(1,723,611)

Income tax expense (benefit)	-	4,703

Net Loss	$(11,943,124)	$(1,718,908)

Basic and Diluted Loss Per Share:	$(0.10)	$(0.02)

Basic and Diluted Weighted Average Shares Outstanding	121,164,515	71,941,358

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED MAY 31, 2006 AND 2005

	Common Stock		Accumulated	Deferred
	Shares	Amount	Deficit	Compensation	Total
Balances, May 31, 2004	52,286,442	2,679,763	(2,761,835)	-	(82,070)
Sale of common stock	402,718	124,840	-	-	124,840
Exercise of warrants	10,059,868	2,250	-	-	2,250
Issuance of common stock for payment of debt	2,080,580	104,029	-	-	104,029
Issuance of common stock for equipment	100,000	52,070	-	-	52,070
Issuance of common stock for acquisitions	15,600,000	2,394,000	-	-	2,394,000
Shares issued for bonus	408,690	32,695	-	-	32,695
Shares issued for services	1,533,125	242,050			242,050
Option expense	-	1,665,984	-	-	1,665,984
Net loss	-	-	(1,718,908)	-	(1,718,908)
Balances, May 31, 2005	82,471,423	$7,297,681	$(4,480,743)	$-	$2,816,938
Shares issued for stock payable to directors	300,000	6,000			6,000
Shares issued for conversion of debt and accrued interest	87,136,721	927,469			857,786
Shares issued for exercise of warrants	39,000,000	476,100			476,100
Issuance of common stock for forgiveness of warrants	6,361,691	165,404			165,404
Shares issued for services	34,104,958	544,127			544,127
Warrants issued for services		452,799			452,799
Deferred compensation				(248,716)	(248,716)
Net Loss			(11,943,124)		(11,961,457)
Balances May 31, 2006	249,374,793	$9,869,580	$(16,423,867)	$(248,716)	$(6,803,003)

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(11,943,124)	$(1,718,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative gain (loss)	5,116,715	(2,360,447)
Depreciation and amortization	780,084	608,599
Amortization of discount on notes payable	645,275	23,544
Amortization of deferred financing costs	851,231	43,587
Impairment	2,037,426	91,150
Stock compensation expense	936,506	1,940,727
Debt forgiveness	(37,278)	(68,491)
Tax benefit	-	(4,703)
Changes in:
Accounts receivable	(223,839)	27,932
Other current assets	221,421	(607,868)
Prepaid expenses and other assets	(10,548)	(64,878)
Accounts payable	374,948	90,403
Accrued expenses	501,498	123,696
Deferred revenue	(15,509)	-
NET CASH USED IN OPERATING ACTIVITIES	(765,194)	(1,875,657)

Cash Flows From Investing Activities:
Payment for acquisitions, net of $38,154 and $0 cash received	-	(434,924)
Purchase of property and equipment	(4,457)	(34,988)
NET CASH USED IN INVESTING ACTIVITIES	(4,457)	(469,912)

Cash Flows From Financing Activities:
Proceeds from notes payable and long-tem debt		71,991
Payment of note payable and long-term debt	(13,853)	(523,506)
Proceeds from convertible notes	250,000	3,075,000
Proceeds from sale of common stock	-	124,840
Proceeds from exercise of warrants	476,100	2,250
Deferred rent	17,780
Cash paid for financing costs	-	(358,468)
NET CASH PROVIDED BY FINANCING ACTIVITIES	730,027	2,392,107

Net Change in Cash	(39,624)	46,538
Cash, beginning of year	66,060	19,522
Cash, end of year	$26,436	$66,060

Supplemental Cash Flow Information:
Interest paid	$39,002	$720,000
Taxes paid	$-	$-

Non Cash Financing Activities:
Shares issued for the acquisitions	$-	$2,394,000
Shares issued to purchase equipment	-	52,070
Shares issued to repay outstanding debt	840,893	31,030
Shares issued to repay outstanding debt (interest)	-	73,000
Warrants issued for financing costs	-	5,016,501
Discount on notes payable	250,000	3,075,000
Note payable arising from purchase of equipment	13,383	-

See accompanying summary of accounting policies and notes to financial statements.

SYSTEMS EVOLUTION INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systems Evolution Inc. (“SEVI”) is a professional service organization that provides computer software development services, computer network support, and contract staff for our clients. SEVI uses Microsoft and IBM Rational tools to build software and support computer networks. Our largest client is the State of Texas government.

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

For the Next Hire division’s permanent placement fees, SEVI recognizes revenue when: a) a signed fee agreement is received by SEVI, b) the placement candidate starts at the client, c) the client has provided SEVI with written placement employment parameters (such as salary and benefits) in order to calculate the invoice, and d) payment from client is assured within 30 days.

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

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair market value. These derivatives, including embedded derivatives in SEVI’s structured borrowings, are separately valued and accounted for on SEVI’s balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model SEVI uses for determining fair values of SEVI’s derivatives is the Cox-Ross-Rubinstein binomial model (which produces results substantially the same as Black-Scholes). This model is a series of Excel spreadsheets that calculate and summarize the accounting for the freestanding and embedded derivative instruments associated with various debt instruments and related warrants issued by SEVI. The model uses market-sourced inputs such as interest rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

Because the historically high volatility of SEVI’s common stock is not considered to provide a good estimate of the volatility to be expected over the (future) life of the conversion options and warrants, a proxy for the company’s volatility was calculated by identifying four similar companies and calculating their average volatility. We use a risk free interest rate which is the U.S. Treasury bill “constant maturities” rates published by the Federal Reserve for a security with a maturity that approximates the estimated life of our derivative or security. SEVI uses the closing market price of SEVI’s common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor in Cox-Ross- Rubinstein has a significant effect on the resulting valuation of the derivative liabilities on SEVI’s balance sheet. The volatility used was 125%. SEVI’s volatility rate will likely change in the future. To the extent that SEVI’s stock price increases or decreases, SEVI’s derivative liability will also increase or decrease, absent any change in volatility rates.

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19 a contract designated as an asset or liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, certain of SEVI’s warrants to purchase common stock and the embedded conversion feature of several of our financial instruments are accounted for as liabilities. The fair value of these warrants and conversion features are shown on SEVI’s balance sheet and the unrealized changes in the values of these derivatives are shown in SEVI’s consolidated statement of operations as “Gain (loss) on derivative liabilities.”

SEVI has penalty provisions in the registration agreement of our Callable Secured Convertible Note Financing in December 2004 that require us to make certain payments in the event of our failure to maintain an effective registration statement of the common stock securities underlying the debentures and the associated warrants (and , failure to maintain the listing of our common stock on the OTC Bulletin Board, NASDAQ National Market, NASDAQ SmallCap, the American Stock Exchange, or New York Stock Exchange). The EITF, which has not been adopted, considers alternative treatments including whether or not the registration right itself is a separate derivative liability, or if it is a derivative considered as a combined unit with the conversion feature of a convertible instrument. If the unit is considered separate, the EITF discusses possible alternative treatments including the possibility that the combined unit is a derivative liability only if the maximum liquidated damages exceed the difference between the fair value of registered and unregistered shares. In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.

SEVI considers the liquidated damages provision in our various security instruments to be combined with our registration rights and conversion derivatives, and we do not account for the provision as a separate liability. We currently record any registration delay payments as expenses in the period when they are incurred. If the FASB were to adopt an alternative view, we could be required to account for the registration delay payments as a separate derivative. Accordingly, we would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.

Loss Per Common Share -Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended May 31, 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Stock-Based Compensation - Effective February 1, 2006, SEVI began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, SEVI had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. SEVI adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods.

The pro forma information below is based on provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002.

	2006	2005
Net loss, as reported	$(11,943,124)	$(1,718,908)
Add: Intrinsic value expense recorded	-	555,983
Deduct: total stock-based employee compensation expense determined under fair value based method	-	(707,161)
Pro forma net loss	$(11,943,124)	$(1,870,086)

Earnings per share:
Basic and diluted - as reported	(0.10)	(0.02)
Basic and diluted - pro forma	(0.10)	(0.03)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: no dividend yield and expected volatility of 191%,, risk-free interest rate of 1.5% , and expected lives of 5 years.

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

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not currently expected to have a material impact on the financial statements of SEVI during the calendar year 2006.

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

AXP

On March 15, 2004, SEVI purchased all the issued and outstanding shares of AXP Technologies, Inc.  AXP is a Houston based computer and network support company. During 2003, 83% of AXP's billings were to two customers. To purchase AXP, SEVI issued 200,000 shares of its common stock valued at $136,000 using the stock price on the date of the merger, and $20,000 cash. The acquisition was accounted for using the purchase method of accounting resulting in an excess purchase price over the fair value of net tangible assets of $156,000. SEVI has allocated the excess purchase price 75% to employment agreements with the two shareholders of AXP and the remaining 25% to customer relationships. Both intangible assets are being amortized over three years.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$13,000
Property and equipment	8,000
Intangibles	156,000
Total assets acquired	177,000

Current liabilities	21,000
Net assets acquired	$156,000

CMS

On July 27, 2004, SEVI purchased all the issued and outstanding shares of Southwest CMS Technology Services, LP and its general partner CMS Associates, LLC, a San Antonio based network integration firm. The CMS acquisition adds remote management services to SEVI. SEVI paid $10,000 cash, issued a note payable for $40,000 and issued 200,000 shares of SEVI's common stock valued at $104,000 to the owners of CMS. The acquisition was accounted for using the purchase method of accounting.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$53,596
Property and equipment	19,443
Other assets	1,643
Intangibles	281,196
Total assets acquired	355,878

Current liabilities	132,519
Long-term liabilities	69,359
Total liabilities acquired	201,878
Net assets acquired	$154,000

Next Hire

On September 23, 2004, SEVI purchased all of the outstanding shares of Next Hire Consultants Inc., a Houston based staffing and permanent placement firm. SEVI acquired Next Hire due to the synergy between Next Hire's experience in finding the right people for the job and SEVI’s focus on solving business and technology challenges. SEVI issued the shareholders of Next Hire 400,000 shares of SEVI common stock valued at $40,000.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$16,980
Intangibles	62,315
Total assets acquired	79,295

Current liabilities	26,218
Net assets acquired	$53,077

Duration

On September 24, 2004, SEVI acquired all the issued and outstanding shares of Duration Software, Inc., an Austin based IT consulting firm. SEVI acquired Duration for its custom software development and systems integration skills. SEVI paid the selling stockholders $450,000 cash, issued them $300,000 of SEVI’s non-interest bearing notes due February 1, 2007, and 15,000,000 shares of SEVI common stock valued at $2,250,000. The purchase price allocation is preliminary awaiting a valuation of the assets acquired. The acquisition was accounted for using the purchase method of accounting.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date.

Total
Current assets	$255,294
Property and equipment	26,698
Intangibles	3,044,648
Total assets acquired	3,326,640

Current liabilities	227,546
Long-term liabilities	99,094
Total liabilities acquired	326,640
Net assets acquired	$3,000,000

The consolidated statements of operations in the accompanying financial statements for the year ended May 31, 2005 includes the operations of the acquired companies beginning from their respective acquisition dates. The following are unaudited pro forma condensed statements of income for the year ended May 31, 2005 as though each of the acquisitions had occurred as of the beginning of the year.

Year ended May 31, 2005

	As reported	CMS	Duration	Next Hire	Pro forma
Revenues	$3,768,687	$ 676,944	$1,440,707	$201,501	$6,087,839
Net income (loss)	$(6,046,331)	$(132,825)	$(56,313)	$(52,735.10)	($6,288,204)

Loss per share	$(0.08)	$ (132,82)	$(16.09)	$(52,735.10)	$($0.09)
Weighted shares outstanding	71,941,358	1,000	3,500	1,000	71,946,858

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of May 31, 2006:

	Estimated useful lives in years
Furniture and office equipment	5 - 7	$48,437
Computer equipment	3 - 5	182,280
Automobiles	5	46,814
		277,531
Less: accumulated depreciation		(193,609)
		$83,922

NOTE 5 - INTANGIBLES

Customer relationships and employment agreements that were acquired in the acquisitions as of May 31, 2006:

	Estimated useful lives in years
AXP	3	$156,000
CMS	3	281,196
Next Hire	3	62,315
Duration	3	1,813,000
		2,312,511
Less: accumulated amortization and impairment		(2,175,461)
		$137,050

The amortization expense for intangible assets for the years ended May 31, 2006 and 2005 was $718,837 and $546,847, respectively. Future estimated amortization expense is as follows:

Year ended May 31:
2007	$114,504
2008	$22,546

NOTE 6 - LOANS PAYABLE

As of May 31, 2006, SEVI had three loans payable totaling $39,207 for equipment purchases and corporate expenses. These loans bear interest at 0% to 26.49% and are due in September 2006, December 2007 and May 2008.

SEVI has borrowed from our chief executive officer and had $10,419 outstanding at May 31, 2006. This loan is non-interest bearing and is due on demand.

As of May 31, 2006, SEVI had notes payable of $28,477 related to the acquisition of Duration, payable in three equal installments beginning on February 1, 2005, non-interest bearing, and due on February 1, 2007.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

During 2005, SEVI issued a total of $3,075,000 in convertible promissory notes pursuant to a private placement. Promissory notes for $1,825,000 are convertible at the holder’s option into SEVI common stock at $0.05 per share, accrue interest at 8% per annum, and have 36,500,000 warrants attached to them. During the second quarter of 2006, SEVI issued an additional $250,000 on convertible promissory notes pursuant to a private placement. Additionally, $150,000 of the promissory notes were converted into 3,000,000 share of SEVI common stock during the quarter ended November 30, 2005, $41,338 of the promissory notes were converted into 11,482,740 shares of common stock during the quarter ended February 28, 2006 and $186,559 of the promissory notes were converted into 51,821,981 shared of common stock during the quarter ended May 31, 2006. Interest on these notes is payable semi-annually, and the notes mature on August 31, 2007. The warrants were denominated as Series A, B, C, and D warrants. The following table summarizes each series.

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

The notes have been discounted for the relative fair value of the derivatives for the conversion feature. All discounts will be amortized over the life of the notes. The fair values were calculated using the Black-Scholes model. Variables used in the Black-Scholes model include (1) 2.75% risk-free interest rate, (2) expected volatility of 125%, and (3) zero expected dividends.

A summary of the convertible notes at May 31, 2006 is as follows:

Gross proceeds from notes	$3,075,000
Less: Value of derivatives	(3,075,000)
Add: Amortization of discounts	290,849
Carrying value of notes payable	290,849
Less current portion	(166,996)
Long-term portion	$123,853

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

NOTE 8 - DERIVATIVES

SEVI evaluated the application of SFAS 133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives:

1) Embedded conversion option of Convertible Debenture

2) Warrants to purchase common stock associated with the Convertible Debentures

3) Warrants to purchase common stock in connection with consulting agreements for two individuals (“Consulting Warrants”).

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

And the impact on statements of operations for the years ended May 31, 2006 and 2005 is as follows:

	Year ended May 31,
	2006	2005
Embedded conversion option in Convertible Debenture	(5,668,357)	(9,078,604)
Convertible Debenture warrants	338,759	6,906,256
Consulting warrants	212,883	4,532,795

Total gain (loss) on embedded derivative liabilities	$ (5,116,715)	$ 2,360,447

NOTE 9 - COMMON STOCK

During the year ended May 31, 2005:

·	SEVI sold 402,719 shares of common stock to third parties for $124,840.

·	SEVI received $2,250 cash for the exercise of 10,059,868 warrants.

·	SEVI issued 2,080,580 shares of common stock for payment of debt and interest.

·	SEVI acquired equipment in exchange for 100,000 shares of common stock valued at $52,070. The purchase was valued using the stock price on the date the shares were issued.

·
SEVI issued 200,000 shares of common stock in connection with the acquisition of CMS, 400,000 shares of common stock in connection with the acquisition of Next Hire and 15,000,000 shares of common stock in connection with the acquisition of Duration (see note 3).

·	SEVI issued 1,941,815 shares of common stock to consultants resulting in $274,745 in non-cash expense. The expense was calculated using the stock price on the date the shares were issued.

During the year ended May 31, 2006:

·	SEVI issued 300,000 shares of common stock to directors with a value of $6,000.

·	SEVI issued 87,136,721 shares of common stock for the conversion of debt and related accrued interest, valued at $927,469.

·	SEVI received $476,100 cash for the exercise of 39,000,000 warrants.

·	SEVI issued 34,104,958 shares of common stock to employees and consultants for services valued at $544,127.

·
SEVI issued 6,361,691 shares of common stock in exchange for all vested options in a one for one exchange (one vested option for one restricted SEVI share) as of May 31, 2005 and still employed by SEVI as of June 30, 2005. SEVI received a signed agreement from all option holders in order to receive the Share Grant that stipulates that the Holder agrees to give up all un-vested options; these agreements amended all employment contracts then in force as of May 31, 2005. The expense related to this transaction is approximately $165,404.

Subsequent to May 31, 2006:

·
In June 2006, issued 1,428,570 shares of common stock to SEC council resulting in $20,000 non-cash expense. The expense was calculated using a formula based upon the closing bid price for the Company’s common stock for the five trading days immediately preceding the payment date.

·	In June 2006, SEVI issued 15,833,334 shares for $57,000 of debt conversion.

·
In July 2006, SEVI issued 12,200,000 shares of common stock as compensation to key employees in $109,800 non-cash expense. The expense was calculated using the stock price on the date the shares were issued..

·	In July, SEVI issued 6,425,022 shares of common stock to consultants resulting in $57,555 non-cash expense. The expense was calculated using the stock price on the date the shares were sold.

·
In July 2006, issued 1,500,000 shares of common stock to SEC counsel resulting in $12,000 non-cash expense. The expense was calculated using a formula based upon the closing bid price for the Company’s common stock for the five trading days immediately preceding the payment date.

·	In August 2006, SEVI issued 4,657,008 shares for $16,765 of debt conversion.

NOTE 10 - STOCK OPTIONS

During fiscal 2004, SEVI created the 2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan. Under the 2003 Plan, the total number of shares of common stock that may be granted is 20,000,000. Previously, SEVI had granted a total of 13,140,000 options with exercise prices of $0.05 to $0.25 per share to vest over 48 months, and the maximum option term was ten years. All unvested options were cancelled on May 31, 2005 and SEVI agreed to issue shares of stock for all vested options on a 1-for-1 basis. During the first quarter of fiscal 2006, SEVI issued 6,369,189 shares of common stock to the option holders. Per paragraph 48 of SFAS 123, none of our options granted are affected or vest according to market conditions. The following table summarizes stock option activity for the years ended May 31, 2006 and 2005:

	2006		2005
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	6,369,189	$0.12	13,140,000	$0.12

Granted	-	-	3,235,855	0.12

Expired or cancelled	-	-	(10,006,666)	0. 12

Balance at end of year	6,369,189	$0.12	6,369,189	$0.12

The weighted average grant-date fair value of options granted during 2006 and 2005 was between $0.05 and $0.26 per share, respectively.

NOTE 11 - WARRANTS

In connection with the issuance and placement of convertible note agreements, SEVI issued 71,375,000 warrants. The following table summarizes warrant activity for the years ended May 31, 2006 and 2005:

	2006		2005
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance at beginning of year	57,468,479	$0.07	-	$-
Granted	39,000,000	0.0078	71,375,000	0.06
Exercised	(39,000,000)	0.0078	(13,906,521)	0.04
Expired		-	-	-
Balance at end of year	57,468,479	$0.07	57,468,479	$0.07

The fair value of the warrants granted in 2006 was valued at $452,799 using the Black-Scholes option-pricing model with the following assumptions: no dividend yield and average expected volatility of 373%, risk-free interest rate of 3.3% , and expected lives of one year.

The weighted average grant-date fair value of warrants granted during 2006 and 2005 was $0.012 and $0.29 per share, respectively.

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Outstanding Shares at May 31, 2005	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at May 31, 2005	Weighted Average Exercise Price
$ 0.05	10,243,479	3 years	$ 0.05	10,243,479	$ 0.05
$ 0.06	9,125,000	3 months	$ 0.06	9,125,000	$ 0.06
$ 0.07	9,125,000	6 months	$ 0.07	9,125,000	$ 0.07
$ 0.08	28,975,000	4.5 years	$ 0.08	28,975,000	$ 0.08

NOTE 12 - DEFERRED COMPENSATION

SEVI issued S-8 stock in 2006 to selected employees and consultants for bonuses, salary, expense reimbursements and repayment of debt. Per the agreements, the stocks issued are held under the beneficiaries’ names with a broker specified by SEVI. The deferred compensation of $248,716 primarily represents unearned compensation at May 31, 2006.

NOTE 13 - INCOME TAXES

SEVI has incurred net losses for the last four years and, therefore, has no tax liability as of May 31, 2006. The net deferred tax asset generated by loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $10,781,982 at May 31, 2006, and will expire in various years through 2026.

Components of deferred tax assets and liabilities at May 31, 2006 are as follows:

Deferred tax assets:
Net operating losses	$3,655,674
Less: valuation allowance	(3,655,674)
Net deferred tax asset	$-

NOTE 14 - COMMITMENTS AND CONTINGENCIES

SEVI has three operating leases for office space. In Houston, the average monthly rent payment is $7,820 for 39 months expiring December 31, 2008. In Austin, the average monthly rent payment is $6,068 expiring on May 12, 2010. In San Antonio, the average monthly rent payment is $2,289 expiring on October 31, 2007.

Total rental expense for the years ended May 31, 2006 and 2005 was $189,686 and $124,879, respectively.

SEVI has entered into an employment agreement with its Chairman and CEO, Robert C. Rhodes. Mr. Rhodes’ agreement is three years in length and the aggregate annual amount for the agreement is $300,000. If SEVI terminates the agreement, a severance payment of one (1) year’s salary is required to the employee.

NOTE 15 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject SEVI to concentration of credit risk are accounts receivable. SEVI performs ongoing credit evaluations as to the financial condition of its customers.

For the years ended May 31, 2006 and 2005, two (2) customers and one (1) customer accounted for approximately 33% and 27%, respectively, of total revenues.

NOTE 16 - SEGMENT INFORMATION

Reportable segments are based on internal organizational structure and are comprised of the Consulting division (“Consulting”) or the Next Hire Consultants (“NHC”) division. The Consulting division provides high-end, value-added software development services and the NHC division provides contract staff and permanent placement services.

Segment financial information is summarized as follows:

	Consulting	NHC	Corporate and other	Total
2006
Revenue	3,416,296	1,031,154	77,212	$4,524,662
Depreciation and amortization	19,424	1,422	759,238	780,084
Interest expense	2,688	-	1,928,727	1,931,415
Net income (loss)	(748,944)	217,936	(11,412,116)	$(11,943,124)
Total assets	740,898	159,737	4,716,594	5,617,229
Expenditures for long-lived assets	-	-	4,457	4,457

2005
Revenue	3,316,597	445,836	6,254	$3,768,687
Depreciation and amortization	18,308	13,848	576,443	608,599
Interest expense	3,598	940	223,677	228,215
Net income (loss)	(318,855)	(29,760)	(1,370,293)	$(1,718,908)
Expenditures for long-lived assets	-	-	34,988	34,988

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

ITEM 8A - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, Robert Rhodes, is primarily responsible for the accuracy of the financial information that is presented in this Annual Report. Mr. Rhodes has as of the close of the period covered by this Annual Report, evaluated SEVI's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Exchange Act of 1934) and determined that such controls and procedures were not effective in ensuring that material information relating to us was made known to him during the period covered by this Annual Report. The controls and procedures were not effective as a result of our inability to file the Annual Report on a timely basis. We continue to improve our procedures to enable us to file our periodic reports timely. Since his evaluation, no changes were made to our internal controls or in other factors that could significantly affect these controls

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT

Our executive officers and directors, and their ages and positions as of May 31, 2006 are as follows:

Name	Age	Position
Robert C. Rhodes	38	Chairman of the Board and Chief Executive Officer
Bradley C. Wealand	35	Vice President - Consulting Division
Bob C. Johnson	41	Vice President - NHC
John B. Dewberry	81	Director Chairman of the Audit Committee
Patrick L. Anderson	42	Director Chairman of the Compensation Committee

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

Bradley C. Wealand services as Vice President of in charge of the Consulting Division. Mr. Wealand began his career with Accenture, formerly Anderson Consulting, and has held operational and management positions both in industry and IT consulting organizations. Most recently, Mr. Wealand consulted with Accenture as an Associate for SMA on proposing and capturing in excess of $1 billion in consulting and outsourcing services.

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

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process. Among other duties, it:

•	Evaluates our independent auditors' qualifications, independence and performance;
•	Determines the engagement of the independent auditors;
•	Approves the retention of our independent auditors to perform any proposed permissible non-audit services;
•	Reviews our financial statements;
•	Reviews our critical accounting policies and estimates;
•	Oversees our internal audit function;
•	And discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements.

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

ITEM 10 - EXECUTIVE COMPENSATION

Management Compensation

The following table contains information concerning compensation earned by our Management as of the end of Fiscal Year 2006.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus & Commissions ($)	Awards Securities Underlying Options/SARs (#)	All other Compensation
Robert C. Rhodes, CEO	2006	$150,000	$			$0
	2005	$133,333(2)	$		2,083,334 (1)	$0

Richard N. Hartmann, COO	2006	$75,583		$0	4,000,000 (4)	$0
	2005	108,333(3)		$0	1,458,334	$0

Richard L. Steinle, VP	2006	$92,813		$14,988	4,000,000 (6)	$0
	2005	$79,163 (5)	$		168,619	$0

Bob Johnson, VP	2006	$108,333		$17,578	3,452,000 (8)(9)	$0
	2005	$91,226 (7)		$0	225,000	$0

Bradley C. Wealand, VP	2006	$111,250		$2,316	2,754,000 (6)(9)	$0

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

(4) Mr. Hartmann resigned as President and COO of SEVI effective October 25, 2005. SEVI entered into an agreement with Mr. Hartmann whereby he released SEVI from the remainder of the employment agreement in exchange for 4,000,000 restricted shares of SEVI common stock.

(5) On September 24, 2004, SEVI entered into a definitive agreement to purchase Duration Software, Inc. and a thirty six month employment contract with Mr. Steinle, commencing September 23, 2004. This agreement provides for a base annual salary of $110,000, an annual bonus opportunity of $45,000. This contract may be terminated by SEVI for any reason provided that if such termination occurs within the 1st year of the contract, SEVI shall continue to pay Mr. Steinle for 12 months and if terminated thereafter SEVI shall continue to pay for 6 months.

(6) On November 7, 2005, SEVI promoted Mr. Richard Steinle to Executive Vice President and Mr. Bradley C. Wealand to Vice President of SEVI. Mr. Steinle received 4,000,000 shares of SEVI common stock and Mr. Wealand received 500,000 shares of SEVI common stock for taking on these new positions.

(7) On September 23, 2004, SEVI entered into a definitive agreement to purchase Next Hire Consultants and a thirty six month employment contract with Mr. Johnson, commencing September 27, 2004. Mr. Johnson will retain all rights to a frozen copy of the “Next Hire” game and SEVI will have a “universal user” license. This agreement provides for a base annual salary of $100,000. This contract may be terminated by SEVI for any reason provided that if such termination occurs within the 1st year of the contract, SEVI shall continue to pay Mr. Johnson for 12 months and if terminated thereafter SEVI shall continue to pay for 6 months.

(8) In December 2005 the Board of Directors authorized the issuance of shares of common stock to previous owners of companies that were purchased by SEVI for in recognition for the large amount of options given up. The following shares were issued to key employees listed above: Bob Johnson (1,000,000).

(9) The Board of Directors adopted the 2006 Stock Incentive Plan of Systems Evolution Inc. and authorized stock awards to eligible employees to be used as compensation to the employees. The SEVI stock shares are also included in the amounts recorded in the Salary and Bonus columns.

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

Directors who are not SEVI officers also participate in the 2006 Plan. Under the 2006 Plan, 100,000 shares of our common stock are granted to each non-employee director on the date such director is for the first time elected or appointed to the Board of Directors and vest upon each annual anniversary thereafter. Thereafter, each such director is automatically granted 1,000,000 shares on the date of each annual stockholders meeting provided that such shares shall be reduced by that portion of the prior twelve-month period in which a director was not a SEVI director.

ITEM 11 - SECURITY OWNER OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTER

The following table sets forth certain information, as of August 31, 2006, regarding beneficial ownership of Common Stock by (i) each person known by Systems Evolution, Inc. to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each current director, nominee and executive director of Systems Evolution, Inc., (iii) and all current officers and directors as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC. Except as otherwise indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.

Name & Address of Beneficial Owner (1)	Current stock Holdings	Current options Controlled	Percentage Of Total
Management
Robert C. Rhodes 3331 Summer Bay Drive Sugar Land, Texas 77478	29,261,334	0	11.7%
Bradley C. Wealand 11607 Juniper Ridge Drive Austin, Texas 78759	550,000	0	0.2%
Bob C. Johnson 12003 McKinney Falls Sugar Land, Texas 77478	-	0	0%
Directors
John B. Dewberry 5627 Greencraig Dr, Houston, Texas 77035-5523	1,100,000	0	0.4%
Patrick L. Anderson 10777 Westheimer, Suite 810 Houston, Texas 77042 (currently moving)	7,563,094	0	3.0%
All Executive Officers and Directors as a group (5 persons): 15.4%

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the amount of fees billed by the Company's independent registered public accountants, Malone & Bailey PC located at 2925 Briarpark, Suite 930, Houston, Texas 77042, for the years ended May 31, 2006 and 2005:

	2006	2005
Audit related fees	$68,000	$49,767
Tax fees	0	0
All other fees	0	0

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

Systems Evolution Inc. (Registrant)

By: /s/ Robert C. Rhodes ________________________________ Robert C. Rhodes Chief Executive Officer

By: /s/ Robert C. Rhodes ________________________________ Robert C. Rhodes Chief Financial Officer

Dated:  September 28, 2006

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert C. Rhodes Robert C. Rhodes	Chairman of the Board, Director and Chief Executive Officer	September 28, 2006

/s/ Robert C. Rhodes Robert C. Rhodes	Chief Financial Officer	September 28, 2006

/s/ Patrick L. Anderson Patrick L. Anderson	Director	September 28, 2006

Exhibit Index

Exhibit Number	Description
31	Certification of Robert C. Rhodes Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Robert C. Rhodes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.